Form 10-Q/A
period 1996-03-31
HF BANCORP INC
filed 1996-05-29
CIK 941547

                                       UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-Q/A

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31,1996
                                                      -------------


                  Securities and Exchange Commission File Number 0-25722

                                     HF BANCORP, INC.
                  (Exact name of registrant as specified in its charter)

      DELAWARE                                              33-0576146
      (State or other jurisdic                        I.R.S. Employer I.D. No.)
      of incorporation or organization)



                      445 E. Florida Avenue, Hemet, California 92543
                         (Address of principal executive offices)


            Registrant's telephone number, including area code: (909) 658-4411




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes_X___ No____



                           APPLICABLE ONLY TO CORPORATE ISSUERS:



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      There were 6,612,500 shares of the Registrant's common stock outstanding as of April 30, 1996.

HF BANCORP, INC. AND SUBSIDIARY
FORM 10-Q
INDEX

PART I -  FINANCIAL INFORMATION                                          PAGE
          ---------------------                                          ----
ITEM 1.              FINANCIAL STATEMENTS

            Consolidated Statements of Financial Condition
            as of March 31, 1996, (unaudited) and
            June 30, 1995                                                 3

            Consolidated Statements of Operations, (unaudited)
            for the Three and Nine Months ended March 31, 1996 and 1995   4

            Changes in Stockholders Equity (unaudited)                    5

            Consolidated Statements of Cash Flows for the Nine            6-7
            Months ended March 31, 1996 and 1995 (unaudited)

            Notes to (unaudited) Consolidated Financial Statements        8-28

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------

PART II - OTHER INFORMATION
          -----------------

Item 1.             Legal Proceedings                                     29

Item 2.             Changes in Securities                                 29

Item 3.             Defaults Upon Senior Securities                       29

Item 4.             Submission of Matters to a Vote of Security Holders   29

Item 5.             Other Information                                     29

Item 6.             Exhibits and Reports on Form 8-K                      29

            Signature Page


                                           HF BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                            March 31,     June 30,
                                                                                              1996          1995
                                                                                           ----------     --------
                                                                                           (Unaudited)
                                                                                            (Dollars in thousands)

ASSETS

Cash and cash equivalents                                                                    21,713       $ 88,642
Investment securities held to maturity (estimated fair value of $34,816 and $19,571 at March 31, 1996 and June 30, 1995,
 respectively)                                                                               34,878         19,464
Investment securities available for sale (amortized cost
 of $181,453 and $55,704 at March 31, 1996 and June 30, 1995,
 respectively)                                                                              180,155         55,397
Loans receivable (net of allowance for estimated loan losses
 of $2,672 and $2,694 at March 31, 1996 and June 30, 1995, respectively)                    218,847        202,397
Mortgage-backed securities held to maturity (estimated fair
 value of $161,827 and $206,811 at March 31, 1996 and June 30, 1995,
 respectively)                                                                              165,614        208,090
Mortgage-backed securities available for sale (amortized
 cost of $104,448 and $68,977 at March 31, 1996 and June 30, 1995,
 respectively)                                                                              105,840         70,603
Accrued interest receivable                                                                   6,028          3,320
Investment in capital stock of the Federal Home Loan
 Bank, at cost                                                                                6,147          4,319
Premises and equipment, net                                                                   4,392          4,668
Real estate owned, net
 Acquired through foreclosure                                                                 2,073          1,361
 Acquired for sale or investment                                                              1,658          2,539
Other assets                                                                                  7,020          5,262
                                                                                           --------       --------

Total assets                                                                               $754,365       $666,062
                                                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposit accounts                                                                           $486,764       $472,337
Advances from the Federal Home Loan Bank & Other Borrowings                                 169,438         70,000
Accounts payable and other liabilities                                                       10,141         34,758
Income taxes                                                                                  1,749          1,821
                                                                                           --------       --------

Total liabilities                                                                           668,092        578,916


Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued                        --             --
 Common stock, $.01 par value; 15,000,000 shares authorized; 6,612,500 issued
 and outstanding at March 31,1996 and at June 30,1995                                            66             66
Additional paid-in capital                                                                   51,093         51,004
Retained earnings, substantially restricted                                                  40,567         39,010
Net unrealized gain on securities available for sale, net of taxes                               55            769
Deferred Stock Compensation                                                                  (5,508)        (3,703)


      Total stockholders' equity                                                             86,273         87,146
                                                                                           --------       --------

      Total liabilities and stockholders' equity                                           $754,365       $666,062
                                                                                           ========       ========


See notes to consolidated financial statements



                                          HF BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)


                                                                FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                   ENDED MARCH 31,             ENDED MARCH 31
                                                                   ---------------             --------------

                                                              1996          1995             1996           1995
                                                             =======      ========         ========      =========
                                                                     (In thousands except per share amounts)

INTEREST INCOME:
Interest on loans                                           $ 4,497       $  4,024       $   12,943      $ 12,254
Interest on mortgage-backed securities                        4,763          4,563           14,518        13,505
Interest and dividends on investment securities               3,953          1,434            9,343         4,379
                                                             ------       --------       ----------      --------

      Total interest income                                  13,213         10,021           36,804        30,138

INTEREST EXPENSE:
Interest on deposit accounts                                  5,929          5,164           17,706        14,951
Interest on advances from the Federal Home
 Loan Bank and other borrowings                               2,263            898            4,864         2,733
Net interest expense of hedging transactions                    760            817            2,403         3,740
                                                            -------       --------       ----------      --------

      Total interest expense                                  8,952          6,879           24,973        21,424
                                                            -------       --------       ----------      --------

NET INTEREST INCOME BEFORE PROVISION FOR
 ESTIMATED LOAN LOSSES                                        4,261          3,142           11,831         8,714

PROVISION FOR ESTIMATED LOAN LOSSES                             419            538              622           795
                                                            -------       --------       ----------      --------

NET INTEREST INCOME AFTER PROVISION FOR
 ESTIMATED LOAN LOSSES                                        3,842          2,604           11,209         7,919

OTHER INCOME(EXPENSE):
Loan and other fees                                              47             47              140           152
Gain on sales of mortgage-backed securities                     ---            (13)             ---           (13)
Income Loss from real estate operations,net                     (75)          (799)            (343)         (706)
Savings account fees                                            151            145              465           471
Other income                                                    420             58              491           140
                                                            -------       --------       ----------      --------

      Total other income(expense)                               543           (562)             753            44

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and employee benefits                                1,577          1,457            4,999         4,323
Occupancy and equipment expense                                 510            484            1,501         1,507
FDIC insurance and other assessments                            308            306            1,002           933
Legal and professional services                                 120            111              357           267
Data processing service costs                                   209            200              604           586
Marketing                                                       118             87              288           263
Savings account expense                                          58             63              182           193
Other                                                           390            233              633           569
                                                            -------       --------       ----------      --------
      Total general and administrative expenses               3,290          2,942            9,566         8,641

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)           1,095           (900)           2,396          (678)
INCOME TAX EXPENSE (BENEFIT)                                    296           (323)             839          (228)
                                                            -------       ---------      ----------      ---------

NET EARNINGS(LOSS)                                          $   799       $   (577)       $   1,557      $   (450)
                                                            =======       =========      ==========      =========
Net earnings per share                                      $   .13            N/A             $.25          N/A
Weighted average common shares outstanding                6,127,832            N/A        6,155,393          N/A


See notes to Consolidated Financial Statements.





                                            H.F. BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     Nine Months Ended March 31, 1996
                                               (Unaudited)


                                                                               Unrealized
                                                                               Gain/(Loss)
                                                Additional                   on Securities        Deferred
                                    Common         Paid-In       Retained        Available           Stock
                                     Stock         Capital       Earnings         for Sale    Compensation         Total
                                   ------------------------------------------------------------------------------------------
                                                      (In Thousands)

Balance at June 30, 1995               $66         $51,004        $39,010          $769          ($3,703)         $87,146

Net earnings for the nine               --              --          1,557            --                --           1,557
months ended March 31, 1996

Change in net unrealized gain/          --              --             --         (714)                --           (714)
 (loss) on securities available
 for sale, net of taxes

Deferred Stock Compensation             --              89             --            --           (1,805)             268

                                   ----------------------------------------------------------------------------------------

Balance at March 31, 1996              $66         $51,093        $40,567           $55          ($5,508)         $89,685
                                   ========================================================================================





                                      HF BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                                           FOR THE NINE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                              ---------------
                                                                                          1996              1995
                                                                                          ----              ----
                                                                                          (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings(loss)                                                                      $  1,557          $  (450)
Adjustments to reconcile net earnings(loss)
  to net cash (used in) provided by operating activities:
 Provisions for estimated loan and real estate losses                                        865            1,432
  Write-down of stripped mortgage-backed security-
   interest only                                                                             ---                8
 Direct write-offs from real estate operations                                               121              101
 Depreciation and amortization                                                               577              618
 Amortization of deferred loan fees                                                         (283)            (255)
(Amortization) accretion of premiums (discounts) on loans
  and investment and mortgage-backed securities,net                                           82             (231)
 Amortization of cost of interest rate caps and floors                                       ---              111
 Federal Home Loan Bank stock dividend                                                      (210)            (237)
 Dividends from investments in mutual funds                                                  ---             (311)
   Gain on sales of real estate                                                             (233)            (164)
  (Increase) decrease in accrued interest receivable                                      (2,708)             434
 (Decrease) increase in accounts payable and other liabilities                           (24,617)             125
  Increase in other assets                                                                (1,758)            (383)
 Other,net                                                                                (1,240)             832
                                                                                        ---------         -------

Net cash (used in) provided by operating activities                                      (27,847)           1,630

CASH FLOWS FROM INVESTING ACTIVITIES:

Net change in loans receivable                                                           (18,898)             766
Purchases of mortgage-backed securities held to maturity                                     ---          (18,205)
Purchases of mortgage-backed securities available for sale                               (21,272)             ---
Principal repayments on mortgage-backed securities held
 to maturity                                                                              18,138           10,717
Principal repayments on mortgage-backed securities available
 for sale                                                                                 10,122            7,069
Purchases of investment securities held to maturity                                      (90,804)         (12,052)
Purchase of investment securities available for sale                                    (122,000)             ---
Principal repayments on investment securities held to maturity                               378              131
Principal repayments on investment securities available for sale                           5,198            7,966
Proceeds from sale of investment securities available for sale                               ---            4,343
Proceeds from sales of real estate owned                                                   2,233            3,727
Additions to real estate owned                                                              (123)          (1,890)
Proceeds from sale of premises and equipment                                                   8                2
Additions to premises and equipment                                                         (309)            (186)
Maturities and calls of investment securities available for sale                          50,000            2,020
Maturities and calls of investment securities held to maturity                            16,000              ---




                              HF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                        (Unaudited)


                                                                              FOR THE NINE MONTHS
                                                                                ENDED MARCH 31,
                                                                              -------------------
                                                                              1996           1995
                                                                              ----           ----
                                                                            (Dollars in thousands)

Purchase of FHLB Stock                                                       (1,618)            ---
                                                                             -------        -------
      Net cash (used in) provided by investing activities                  (152,947)          4,408


CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from FHLB                                                            50,000            ---
Proceeds from other borrowings                                                49,438            ---
Net increase in certificate accounts                                          13,909          8,440
Net increase (decrease) in NOW, passbook, money
 market investment and noninterest-bearing accounts                              518       (18,515)
                                                                             -------       --------

Net cash provided by (used in) financing activities                          113,865       (10,075)
                                                                           ---------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (66,929)        (4,037)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              88,642         19,230
                                                                           ---------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   21,713       $ 15,193
                                                                          ==========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES-

 Cash paid during the period for:
 Interest on deposit accounts and other borrowings                        $    5,819       $  8,881
                                                                          ==========       ========
 Income Taxes                                                                    718            395
                                                                          ==========       ========

SUPPLEMENTAL DISCLOSURES OF NON CASH
 INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired through foreclosure                                $    2,109       $  1,773
  Loans to facilitate sale of real estate acquired
   through foreclosure                                                           447          1,619

  Transfer of investment securities held to maturity
    to available for sale classification                                  $   59,022            ---

  Transfer of mortgage-backed securities held to
    maturity to available for sale classification                         $   24,321            ---



See notes to consolidated financial statements



HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

(UNAUDITED)




1.    Company Description and Basis of Presentation
      ---------------------------------------------

      HF Bancorp, Inc. is a savings and loan holding company incorporated in the State of Delaware that was organized for the purpose of acquiring all of the capital stock of Hemet Federal Savings and Loan Association (the Association) upon its conversion from a federally chartered mutual savings association to a federally chartered stock savings association. On June 30, 1995, HF Bancorp, Inc. completed its sale of 6,612,500 shares of its common stock through subscription and community offerings to the Association's depositors, Board of Directors, management, employees and the public and used approximately 50% of the net proceeds from such sales to purchase all of the Association's common stock issued in the Association's conversion to stock form. Net proceeds of the initial offering were $51.1 million and $25.5 million was used for purchase of the Association's common stock. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests.

      The consolidated financial statements include the accounts of HF Bancorp, Inc. and its wholly-owned subsidiary Hemet Federal Savings and Loan Association and its wholly-owned subsidiary, HF Financial Corporation, and its subsidiary, First Hemet Corporation (collectively, the Company). First Hemet Corporation provides trustee services for the Association, is engaged in real estate development, and receives commissions from the sale of mortgage life insurance, fire insurance and annuities. All material intercompany transactions, profits and balances have been eliminated.

      The Company is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Headquartered in Hemet, California, the Association conducts business from its main office and three branch offices located in Hemet, California, and from its other eight branch offices located in Riverside, Sun City, San Jacinto, Canyon Lake, Idyllwild and Murrieta,
California. The Association is regulated by the OTS and the FDIC and its deposits are insured up to the applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. The Association is also a member of the Federal Home Loan Bank of San Francisco ("FHLB"). The Association is primarily engaged in the business of attracting funds in the form of deposits and supplementing such deposits with FHLB and other borrowings, and investing such funds in

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

(UNAUDITED)



loans secured by real estate, primarily one-to four-family residential mortgage loans. Additionally, the Association has sought in recent years to offset the decline in available mortgage lending and enhance earnings through investments in U.S. agency backed investment securities and mortgage-backed and related securities, including collateralized mortgage obligations. To a lesser extent, the Association invests in multi-family mortgage loans, commercial real estate loans, construction loans, acquisition, development and land loans and consumer loans. The Association's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolio and interest and dividends on its investment securities. The Association's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, and other borrowings.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the nine-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

      These consolidated financial statements and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited consolidated financial statements and notes thereto of HF Bancorp, Inc. for the year ended June 30, 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

2.    Earnings Per Share
      ------------------

            Earnings per share for the three and nine months ended March 31, 1996 are based on weighted average common shares outstanding of 6,127,832 and 6,155,393, respectively. The total issued shares of 6,612,500 have been adjusted for the weighted average unallocated shares

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

(UNAUDITED)



under the ESOP plan of 412,730 for the three months and 433,302 for the nine months ended March 31, 1996, and for the reduction of outstanding shares purchased for the stock compensation plan of 71,938 for the three months and 23,805 for the nine months ended March 31, 1996. (See note 6)

      Earnings per share information is not presented for periods prior to conversion to stock form, as the Association was a mutual savings and loan association and no stock was outstanding.

3.    Termination of Swap Agreements
      ------------------------------

      On July 10, 1995, the Company terminated four interest rate swap agreements with an aggregate outstanding notional amount of $60,000,000. At June 30, 1995, the weighted average fixed payment rate and variable payment received rate were 9.53% and 6.11%, respectively. The Company paid a termination fee of $4,856,000 which has been deferred and is being amortized over the remaining terms of the respective swap agreements. The expected annual amortization is as follows: $1,975,000, $1,811,000, $798,000 and $272,000 for the years ended June
30, 1996, 1997, 1998, 1999 respectively. As of March 31, 1996 the remaining deferred amount was $3,390,000.

4.    Change in Accounting Principles
      -------------------------------

      In May 1993,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectability of both contractual interest and

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

(UNAUDITED)




contractual principal when assessing the need for loss recognition. SFAS No. 114 was adopted by the Company as of July 1, 1995; there was no impact upon adoption.

The Association applies the provisions of SFAS No. 114 to all loans in its portfolio. In applying the provisions of SFAS No. 114, the Association considers a loan to be impaired when it is probable that the Association will be unable to collect all contractual principal and interest in accordance with the terms of the loan agreement. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratios, and the borrowers current financial position. The Association considers all loans delinquent 90 days or more and all loans that have a specific loss allowance applied to adjust the loan to fair value as impaired.

As of March 31, 1996, the Association had impaired loans totaling $5.9 million which have related specific reserves of $891,000; there were $2.8 million of impaired loans as of March 31, 1996 for which no specific reserves had been recorded. The average recorded investment in impaired loans during the nine months ended March 31, 1996 was $8.0 million. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized to the extent of full cash payments received and accepted. As of March 31, 1996 accrued interest on impaired loans was $63,000 and interest of $504,000 was received in cash for the nine months then ended. Interest not recognized due to non-accrual status was $97,000 for the nine months ended March 31, 1996.

In November 1995, the FASB issued a "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities: Questions and Answers"(the "Guide"). The Guide allows for a one time reassessment of the classification of all securities and, in connection with such reassessment, permits the reclassification of securities from the held-to-maturity classification to the available-for-sale classification as of a single date no later than December 31, 1995, without calling into question management's intent to hold to maturity the remaining securities classified as held-to-maturity. On December 18, 1995, the Association transferred $59.0 million of investments and $24.6 million of mortgage-backed securities from

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

(UNAUDITED)



the held-to-maturity to the available-for-sale classification to enhance liquidity and provide more flexibility through a variety of interest rate scenarios. The transfer resulted in an unrealized gain of $424,000, net of tax, which is included in the unrealized gains/losses on available-for-sale securities set forth as a separate component of stockholder's equity.

During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 122, "Accounting for Mortgage Servicing Rights." Management does not believe that either of these statements will have a material impact on the financial condition or results of operations of the Company.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share. (See note 6)

5.    Use of Estimates in the Preparation of Consolidated Financial Statements
      ------------------------------------------------------------------------

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

6.    Stock Plans
      -----------

      The Company established for eligible employees an Employee Stock Ownership Plan and Trust ("ESOP") which became effective upon the conversion of the Association from a mutual

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

(UNAUDITED)




to a stock association (the "Conversion"). The ESOP subscribed for 7% of the shares of common stock issued in the Conversion pursuant to the subscription rights granted under the ESOP plan. On June 30, 1995, the ESOP borrowed $3,703,000 from the Company in order to fund the purchase of common stock. The loan to the ESOP will be repaid principally from the Company's contributions to the ESOP over a period of ten years and the collateral for the loan is the common stock purchased by the ESOP. The interest rate for the ESOP loan is 9%. As of March 31, 1996 a total of 46,288 shares of common stock was allocated to employee accounts, leaving a remainder of 416,587 shares to be allocated over the next nine years.


      At the Company's Annual Meeting of Shareholders on January 11, 1996, the shareholders approved the HF Bancorp, Inc. 1995 Master Stock Option Plan ("Stock Option Plan") and the Hemet Federal Savings and Loan Association Master Stock Compensation Plan (the "Stock Compensation Plan") (collectively the "Plans"). These Plans became effective as of the date of approval. The Stock Compensation Plan was authorized to acquire 198,375 shares of common stock in the open market. The Association contributed funds to the Stock Compensation Plan to enable the Stock Compensation Plan trustees to acquire the necessary shares of the common stock. On February 28, 1996, the Association acquired 198,375 shares in the open market at a price of $10.00 per share. Such is shown as deferred compensation on the Consolidated Statement of Financial Condition as of March 31, 1996 included herein. Stock shares are held in trust. The Plan allocated 34,700 shares to directors with the remaining shares allocated to employees as follows: 75% as a base grant and 25% as a performance grant to employees (provided goals are met) which will vest over a 5 year period. The total shares authorized were awarded to directors and employees in key management positions in order to provide them with a proprietary interest in the Association in a manner designed to encourage such employees to remain with the Association. The amount contributed to the Stock Compensation Plan will be amortized to compensation expense as the Association's employees and directors become vested in those shares. As of March 31, 1996, $100,000 has been amortized to expense.



      The Stock Option Plan provides for the grant of up to 661,250 shares of Common Stock to employees in key management positions and directors and similar to the Stock Compensation Plan, it is intended to provide key management and directors with a proprietary interest in the Company and therefore an incentive to remain with the Company.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

(UNAUDITED)






7.    Recent Developments
      -------------------

      The Association announced on April 15, 1996 that it had signed a definitive agreement to purchase from Hawthorne Savings, F.S.B. three branches in nearby San Diego County. The branches, which hold approximately $168 million in deposits, are located in Oceanside, Vista and Rancho Bernardo. Hemet Federal agreed to pay a premium of $5.6 million for the deposits, which is 3.67% of the core deposit total of $153.2 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations
- -------------

General
- -------


HF Bancorp, Inc. ("Bancorp" or the "Company") was organized by Hemet Federal Savings and Loan Association ("Association" or "Hemet Federal") for the purpose of acquiring all of the capital stock of the Association to be issued in connection with the Association's conversion from mutual to stock form, which was consummated on June 30, 1995, (the "Conversion"). The Company was incorporated under Delaware law. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Headquartered in Hemet, California, the Company conducts business from its main office and three branch offices located in Hemet, California, and from its other eight branch offices located in Riverside, Sun City, San Jacinto, Canyon Lake, Idyllwild and Murrieta, California. The Association is regulated by the OTS and the FDIC and its deposits are insured up to the applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. The Association is also a member of the Federal Home Loan Bank of San Francisco ("FHLB").

The Company is primarily engaged in the business of attracting funds in the form of deposits and supplementing such deposits with FHLB and other borrowings, and investing such funds in loans secured by real estate, primarily one to four family residential mortgage loans. Additionally, due to the significant competition for lending in Hemet Federal's market area, the Company has sought in recent years to offset the decline in available mortgage lending and enhance earnings through investments in U.S. agency backed investment securities and mortgage-backed and related securities, including collateralized mortgage obligations ("CMOs") that generally are either guaranteed by a Federal agency, a government sponsored entity, or are private issuer securities that have an investment grade rating of AAA. To a lesser extent, the Company invests in multi-family mortgage loans, commercial real estate loans, construction loans, acquisition, development and land loans and consumer loans. Management believes that its investment in other investment securities and mortgage-backed and related securities enable the Company to maintain adequate liquidity levels, maintain a balance of high quality, diversified investments, provide collateral for short- and long-term borrowings, provide low administrative cost, manage interest rate risk and lessen the exposure to credit risk.

The Company's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolio and interest and dividends on its investment securities. The Company's primary sources of funds are deposits and principal and interest payments on loans and mortgage-backed securities, FHLB advances, and other borrowings. Through subsidiaries, the Company also engages in residential real estate development and receives commissions from the sale of mortgage life insurance, fire insurance, annuities, mutual funds and derives income from trustee services.

Changes in Financial Condition from June 30, 1995 - March 31, 1996
- ------------------------------------------------------------------

Total assets of the Company increased $88.3 million, or 13.3%, from $666.1 million at June 30, 1995 to $754.4 million at March 31, 1996, primarily as a result of an increase in Investment Securities of $140.2 million, or 187.2%, from $74.9 million at June 30, 1995 to $215.0 million at March 31, 1996, primarily from two transactions whereby the Association borrowed funds from the FHLB ($50 million) and entered into a Reverse Repurchase Agreement with a brokerage firm ($49.4 million) resulting in the purchase of $100 million of FHLB callable notes. Loans receivable increased $16.5 million primarily due to a whole loan purchase, plus servicing rights of adjustable rate residential loans, indexed to the FHLB 11th District Cost of Funds (COFI), from a local Savings Bank in the amount of $12.4 million. Mortgage-backed securities decreased $5.5 million, from $278.7 million at June 30, 1995 to $271.5 million at March 31, 1996 due to repayments during the period. Investment in capital stock of the FHLB increased to $6.1 million from $4.3 million, which is attributable to the additional $50 million borrowing, discussed above.

Deposit account balances increased $14.4 million, or 3.1 %, from $472.3 million at June 30, 1995 to $486.8 million at March 31, 1996, primarily due to the Association's improved and aggressive marketing in the local competitive area, with a strong emphasis on retaining existing accounts at maturity and a more competitive stance on acquiring new funds from the market place. Outstanding debt in the form of FHLB advances and other borrowings increased in the aggregate from $70.0 million at June 30, 1995 to $169.4 million at March 31, 1996 primarily as an additional funding source to purchase $100.0 million of FHLB callable notes. One borrowing was for $50.0 million from the FHLB for a one year term and the other borrowing was a Reverse Repurchase Agreement with a primary broker in the amount of $49.4 million for a term of three months, which was extended for an additional three months. FHLB callable notes in the amount of $50.0 million each were purchased with the borrowing proceeds. The FHLB callable note funded by the FHLB advance has a term of twelve years, callable in one year or semi-annually thereafter. The FHLB callable note funded by the Reverse Repurchase Agreement has a term of ten years, callable in three months or quarterly thereafter. Total equity decreased from $87.1 million at June 30, 1995 to $86.3 million at March 31, 1996, or 1.0 %, primarily due to the purchase of 198,375 shares of common stock of the Company by the Association for future distribution under the Stock Compensation Plan to directors and employees in key management positions and also as a result of a decrease in net unrealized gain on securities available for sale of $715,000, from $769,000 at June 30, 1995 to $54,000 at March 31, 1996, primarily as a result of decreased market prices on the agency bonds.

Managing Interest Rate Risk and Hedging Activities
- --------------------------------------------------

In an effort to manage the Company's vulnerability to interest rate changes, management closely monitors interest rate risk on an ongoing basis.

The Company has limited its exposure to interest rate risk, in part, through the origination and purchase of ARM loans and shorter-term fixed-rate loans. Management believes that, although investment in ARM loans may reduce short-term earnings below amounts obtainable through investments in fixed-rate mortgage loans, an ARM loan portfolio reduces the Company's exposure to adverse interest rate fluctuations and enhances longer term profitability. In recent periods, overall loan originations have decreased in the Company's market area. In December 1995 the Association purchased 79 single family loans totaling $12.4 million, from a local Savings Bank. These loans were adjustable rate with a weighted average yield of 7.63%, with the rate resetting every six months off the 11th District Cost of Funds (COFI) Index. There can be no assurance that any substantial amount of ARM loans meeting the Association's underwriting standards will be available for origination in the future. The overall investment policy of the Company is designed to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate risk, to supplement the Company's lending activities, and to provide and maintain liquidity. The
Company's objective is to control interest rate risk through investments in instruments with shorter terms to maturity or average lives to better match the repricing of liabilities. As of December 31, 1995, pursuant to the results of the OTS Risk Management Model, the Associations Net Portfolio Value was $78.6 million compared to its book value of $63.1 million. The Association would have no additional capital requirement pursuant to a capital component calculation, which the OTS has yet to implement.

The Company has also utilized a variety of financial instruments and strategies to manage the interest rate risk associated with its interest rate sensitive assets and liabilities, including off- balance sheet transactions, such as interest rate agreements, including swaps, caps and floors, which the Company originally entered into to synthetically adjust the duration of the Company's liabilities to more closely match that of its assets. At March 31, 1996, the Company had two interest swap agreements with an aggregate notional amount of $35.0 million. One swap will mature on January 6, 1999 in the notional amount of $20.0 million, and the other will mature on January 30, 1999 in the notional amount of $15.0 million. On July 10, 1995 the Association terminated four interest rate swap contracts with an aggregate notional amount of $60.0 million invoking a termination fee of $4.9 million which is being amortized to expense over the individual remaining contract lives of each swap. At March 31, 1996 the deferred loss for termination fees was $3.4 million.

Liquidity and Capital Resources
- -------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and related securities, retained earnings and, FHLB advances and other borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Association's liquidity ratio was 6.5% at March 31, 1996 compared to 16.6% at June 30, 1995.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. See Statements of Cash Flows in the Consolidated Financial Statements included herein. The Company's primary sources of funds during the nine months ended March 31, 1996 were principal repayments on loans and mortgage-backed and investment securities, and FHLB advances and other borrowings.

The Company has other sources of liquidity if a need for additional funds arises including FHLB advances. At March 31, 1996, the Association had $120.0 million in advances outstanding from the FHLB, an increase of $50.0 million from June 30, 1995. The Association also executed a reverse repurchase agreement with a primary broker in the amount of $49.4 million, in November 1995, that originally matured in March 1996 and was renewed with a new maturity in June 1996. The proceeds along with additional cash were invested in a $50.0 million U.S. Government Agency callable security. The Association also has additional collateral in the form of mortgage loans, mortgage backed and related securities and U.S. Government Agency Notes and Bonds that may be used in securing financing for cash needs.

The Association must maintain capital standards as set forth by federal regulations. As of March 31, 1996, these requirements are: 1) tangible capital of 1.5% of adjusted assets; 2) core capital of 3% of adjusted assets; and 3) risk-based capital of 8.0% of risk-weighted assets. At March 31, 1996, the Association exceeded all minimum regulatory capital requirements as shown in the table below:



                                                PERCENT OF
                                                ADJUSTED
                              AMOUNT            TOTAL ASSETS
                              -------           ------------
                                 (DOLLARS IN THOUSANDS)

Tangible Capital
- ----------------

Actual capital                $59,669           8.20%
Minimum required               10,916           1.50
                              -------           ----
Excess                        $48,753           6.70%
                              =======           ====

Core Capital
- ------------

Actual capital                $59,669           8.20%
Minimum required               21,831           3.00
                              -------           ----
Excess                        $37,838           5.20%
                              =======           ====

                                                PERCENT OF
                                                RISK-WEIGHTED
                               AMOUNT           ASSETS
                               ------           ------

Risk-based Capital
- ------------------

Actual capital                $61,453           29.59%
Minimum required               16,617            8.00
                              -------           -----
Excess                        $44,836           21.59%
                              =======           =====



The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions under which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy. The categories range from "well capitalized" to "critically under capitalized." OTS guidelines define a "well capitalized" institution as follows: A savings institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total assets) of 6% or greater, has a core capital ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level of any capital measure. At March 31, 1996, the Associations' regulatory capital levels exceed the thresholds required to be classified as a "well capitalized" institution. The Office of Thrift Supervision ("OTS") issued final regulations which set forth the methodology for calculating an interest rate risk component that is being incorporated into the

OTS regulatory capital rules. Under the new regulations, only savings institutions with "above normal" interest rate risk exposure are required to maintain additional capital. This additional capital would increase the amount of a savings institution's otherwise required risk-based capital requirement. The final rule became effective January 1, 1994 and implementation will not begin until the Association has been notified by the OTS. As of December 31, 1995, pursuant to the OTS's risk based calculation, the Association would have no requirement for additional risk- based capital as a result of the interest-rate risk capital component.

Management believes that, under the current regulations, the Association will continue to meet its minimum capital requirements in the coming year. However, events beyond the control of the Association, such as changing interest rates or a further downturn in the economy in the areas where the Association has most of its loans and real estate projects, could adversely affect future earnings and, consequently, the ability of the Association to meet its future minimum capital requirements.

Recapitalization of SAIF and Thrift Rechartering Legislation
- ------------------------------------------------------------
Deposits of the Association are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF presently meets the required reserve ratio, whereas the SAIF is not expected to meet or exceed the required level until 2002 at the earliest, which is primarily due to the statutory requirement that SAIF members make payments on bonds issued by the Financing Corporation ("FICO") which were issued in the late 1980s to recapitalize the predecessor to the SAIF.

The FDIC recently adopted a new assessment rate schedule of 0 to 27 basis points of insured deposits for BIF members. Under the new schedule, approximately 91% of BIF members would pay the lowest assessment rate of 0 basis points with a minimum statutorily-required payment of $2,000 annually. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continues, it may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Association could be placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

Several legislative bills have been introduced in Congress to mitigate the effect of the BIF/SAIF premium disparity. As of the date hereof, proposed legislation would impose a one-time fee of an amount estimated to be between 75 and 80 basis points on the amount of deposits held on March 31, 1995 by SAIF-member institutions, including the Association, to recapitalize the SAIF fund. The legislation would also require that the BIF and the SAIF be merged by January 1, 1998 if subsequent legislation is enacted eliminating the savings association charter and that the FICO payments be spread across all BIF and SAIF members. The payment of the special assessment would have the effect of immediately reducing the capital of SAIF-member institutions by the amount of the assessment, net of any tax effect; however, it would not affect the Association's compliance with its regulatory capital requirements. Management cannot predict whether legislation imposing such an assessment will be enacted, or, if enacted, the amount of any assessment, whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums or whether the BIF and SAIF will eventually be merged.

The Association's assessment rate for fiscal 1995, the first six months of fiscal 1996 and the third quarter of fiscal 1996 were .23%, .26%, and .23% respectively, and the premiums paid were $1.1 million and $905,000, for fiscal 1995 and the nine months ended March 31, 1996, respectively. A significant increase in SAIF insurance premiums or a significant one-time fee to recapitalize the SAIF would likely have an adverse effect on the operating expenses and results of operations of the Association. Based on the Association's deposit insurance assessment base as of March 31, 1995, an 75 to 80 basis point fee to capitalize the SAIF would result in a $2.3 million to $2.5 million payment on an after-tax basis.

Several pending bills would eliminate the federal thrift charter and abolish the OTS. These bills would require that all federal savings associations convert to national banks or state banks by no later than January 1, 1998 and treat all state savings associations as state banks for the purpose of federal regulations. Under the legislative proposals savings and loan holding companies, subject to limited grandfathering, would be subject to the activities restrictions applicable to bank holding companies. Any such legislation, if enacted, could limit the permissible activities for the Association and otherwise disrupt operations. Pending legislation would also eliminate the bad debt reserve deduction for savings institutions and, as a least one bill as presently drafted, would not require savings associations that become national or state banks pursuant to the legislation to recapture the bad debt reserve, provided the Association continues to have a certain percentage of its assets in residential related loans. The outcome of this pending legislation and the effect of the legislation on the bad debt reserve deduction of thrift institutions such as the Association is uncertain. Therefore, the Association is unable to determine the extent to which such legislation, if enacted, would affect its business or require the recapture of the bad debt reserve.

Nonperforming and Classified Assets
- -----------------------------------

The  following  table  sets  forth  information   regarding   non-accrual  loans
delinquent 90 days or more and real estate acquired through foreclosure (REO).




                                           MARCH 31, 1996       JUNE 30, 1995
                                           --------------       -------------
                                                (DOLLARS IN THOUSANDS)

Non-accrual mortgage loans delinquent
  90 days or more                             $2,358                $2,141

Non-accrual consumer loans delinquent
  90 days or more                                ---                   140
                                              ------                ------

Total nonperforming loans                      2,358                 2,281

Total investment in REO                        2,664                 1,893
                                              ------                ------

Total nonperforming assets                    $5,022                $4,174
                                              ======                ======

Nonperforming loans to gross loans              1.06%                1.10%

Nonperforming assets to total assets             .67%                 .63%




The Association adopted SFAS 114, as amended by SFAS 118 as of July 1, 1995 and recognized no impact upon adoption. The Association evaluates all loans when considering impairment under the provisions of SFAS 114. A loan is considered impaired when it is probable that the Association will be unable to collect all contractual principal and interest in accordance with the terms of the loan agreement, when a loan is ninety days or more past due, or when the loan has been classified as "substandard" by an internal review process.

At March 31, 1996 the Association had impaired loans totalling $5.9 million, which have related specific reserves of $891,000; there were $2.8 million of impaired loans as of March 31, 1996 for which no specific reserves had been recorded. The average recorded investment in impaired loans during the nine month period ended March 31, 1996 was $8.0 million.

Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 days or more delinquent (non-accrual loans). When a loan becomes 90 days or more delinquent, the accrual of interest ceases and all previously accrued interest is reversed. As of March 31, 1996, accrued interest on impaired loans was $63,000 and interest of $504,000 was received in cash for the nine month period ended March 31, 1996.

If all non-accrual loans had been performing in accordance with their original loan terms and had been outstanding from the earlier of the beginning of the period or origination, the Association would have recorded interest income of $97,000 during the nine month period ended March 31, 1996.

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. Management reviews the Company's loan loss allowance on a monthly basis. In determining levels of risk, management considers a variety of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in loans receivable which are deemed probable and estimable.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance based on judgments different from those of management.

While management uses the best information available to make these estimates, future adjustments to the allowances may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control.

The following tables set forth activity in the Company's allowances for estimated loan losses and estimated real estate losses during the nine months ended March 31, 1996 and 1995:





                                                        1996          1995
                                                        ----          ----
                                                          (IN THOUSANDS)

Allowance for loan losses:
- -------------------------

  Balance at June 30                                   $2,694        $2,682

  Chargeoffs:

    One to four family                                   (281)          (33)
    Commercial real estate                               (304)         (636)
    Construction loans                                    (10)         ----
    Land/acquisition and development                      (20)         (380)
    Consumer                                              (20)         (114)
                                                     ---------     ---------
    Total chargeoffs                                     (635)       (1,163)

  Provision for estimated loan losses                     613           795
                                                     --------      --------

  Balance at March 31                                $  2,672      $  2,314
                                                     ========      ========

Allowance for real estate losses:
- --------------------------------

  Balance at June 30                                   $1,928        $1,841
  Chargeoffs                                              (31)         (300)
  Provision for estimated
   real estate losses                                     242           633
                                                     --------      --------

  Balance at March 31                                $  2,139      $  2,174
                                                     ========      ========


The ratio of allowance for estimated loan losses to gross loans decreased from 1.30% at June 30, 1995 to 1.20% at March 31, 1996 due to an increase in gross loans over the nine month period as a result of increased fundings and slower loan prepayments. The ratio of allowance for estimated loan losses to gross non-performing loans decreased slightly from 118.12% at June 30, 1995, to 113.32% at March 31, 1996 due primarily to a slight increase in non-performing loans of 3.4%, from $2.3 million at June 30, 1995 to $2.4 million at March 31, 1996. The ratio of allowance for total estimated losses to total nonperforming assets decreased from 110.73% at June 30, 1995 to 95.78% at March 31, 1996, primarily due to an increase in the level of non performing assets of $848,000. Such increase is primarily a result of increased levels of real estate owned. The $635,000 of allowance for loan loss charge-offs was primarily attributable to non-performing loans that converted to real estate owned through foreclosure (REO-F) during the nine months ended March 31, 1996. The Association accounts for REO-F at fair market value upon acquisition and management believes that adequate loss provisions have been established.

Comparison  of  Operating  Results for the Three and Nine Months Ended March 31,
- --------------------------------------------------------------------------------
1996 and 1995
- -------------

GENERAL:  The Company reported net income of $799,000 for the three months ended
- -------
March 31, 1996 compared to a net loss of $577,000, for the three months ended March 31, 1995. Net interest income increased $1.1 million or 35.6% from $3.1 million for the quarter ended March 31, 1995 to $4.3 million for the quarter ended March 31, 1996, primarily due to an increase in total interest earning assets over total interest bearing liabilities resulting from the conversion proceeds obtained at June 30, 1995 through the initial public offering, which now contribute to the earnings stream plus the benefit provided by additional borrowings that were invested in two FHLB callable notes totalling $100 million. In addition, loss from real estate operations decreased from $799,000 to $75,000 primarily due to lower loss provisions on real estate owned for investment and an increase in net gains on sale of real estate owned, acquired through foreclosure. Other income increased from $58,000 to $420,000 primarily due to an income tax refund in the amount of $373,000. This was partially offset by an increase in general and administrative expense of $348,000, or 11.8%, from $2.9 million for the quarter ended March 31, 1995 to $3.3 million for the quarter ended March 31, 1996.

For the nine month period ended March 31, 1996 the Company reported net income of $1.6 million compared to a net loss of $450,000 for the same period of 1995. Net interest income before provision for estimated loan losses increased by $3.1 million to $11.8 million for the nine months ended March 31, 1996 compared to $8.7 million for the nine month period ended March 31, 1995 primarily due to an increase in total interest earning assets over interest bearing liabilities in the 1996 period and the decrease in net interest expense of hedging activities of $1.3 million from $3.7 million for the nine months ended March 31, 1995 to $2.4 million for the period ended March 31, 1996 which was caused by the maturity of a $40 million interest rate swap in October 1994 that the Association was paying a fixed rate of 9.85% on, while receiving a variable rate indexed quarterly to the 3-month LIBOR, which was 5.61% at its last reset date in July 1994. In addition, other income (expense) increased from $44,000 to $753,000 for the nine months ended March 31, 1995 and 1996, respectively primarily due to a decrease in loss from real estate operations and the receipt of interest on an income tax refund in the amount of $373,000.

INTEREST  INCOME:  Interest income  increased $3.2 million,  or 31.9% from $10.0
- ----------------
million to $13.2 million for the three months ended March 31, 1995 and 1996, respectively, with interest and dividends on investment securities making up $2.5 million of the increase, primarily due to the additional funds invested from the proceeds of the June 30, 1995 conversion from a mutual to stock association and the added interest income from the $100 million invested in FHLB callable notes, previously discussed, which were purchased in October and November of

1995. Average balances of total interest earning assets for the quarter ended March 31, 1996 exceeded the average balances for the same quarter of 1995 by $151.2 million and the average weighted yield increased by 28 basis points from 7.11% for the quarter ended March 31, 1995 to 7.39% for the quarter ended March 31, 1996.

For the nine month period ended March 31, 1996, interest income increased $6.7 million, or 22.1% from $30.1 million for the nine month period ended March 31, 1995 to $36.8 million for the same period ended March 31, 1996. The increase in the average balance of interest earning assets in comparing the nine month period ended March 31, 1996 over 1995 was directly attributable to funds obtained in the conversion proceeds, as well as the additional funds recognized on the borrowings and related investments in FHLB Agency callable notes, previously discussed.

The average weighted yield on total interest earning assets increased 25 basis points from 7.05% for the nine months ended March 31, 1995 to 7.30% for the same period in 1996.

INTEREST EXPENSE:  Interest expense  increased $2.1 million,  or 30.1% from $6.9
- ----------------
million for the three months ended March 31, 1995 to $9.0 million for the same period in 1996, primarily due to an increase in interest on borrowings of $1.4 million and an increase in interest on deposit accounts of $765,000. The average weighted cost on interest bearing liabilities increased 49 basis points from 5.13% for the three months ended March 31, 1995 to 5.62% for the quarter ended March 31, 1996.

For the nine month period ended March 31, 1996 compared to the same period in 1995 Interest expense on interest bearing liabilities increased $3.5 million, from $21.4 million to $25.0 million. Interest on deposit accounts increased $2.8 million and interest on borrowings increased $2.1 million, the combined effect of which was partially offset by a decrease in net hedging expense of $1.3 million due to the maturity of a $40.0 million, notional amount, interest rate swap in October 1994.

NET INTEREST  INCOME:  Net interest  income before  provision for estimated loan
- --------------------
losses increased $1.1 million, or 35.6%, from $3.1 million for the quarter ended March 31, 1995 to $4.3 million for the quarter ended March 31, 1996 primarily due to the increase in margin of average interest earning assets over average interest bearing liabilities of $27.6 million resulting from the addition of the conversion proceeds added at June 30, 1995 plus the benefit realized on additional borrowings being invested in FHLB callable notes, totalling $100 million which had a combined net interest margin of 1.80%. The spread between average weighted yield on interest earning assets and interest bearing liabilities decreased from 1.98% to 1.77% when comparing the quarter ended March 31, 1995 and March 31, 1996, due in a large part to a 54 basis point increase in the average weighted interest on deposit accounts for the quarter over the previous year's quarter.

For the nine month period ended March 31, 1996, net interest income before provision for estimated loan losses increased by $3.1 million to $11.8 million from $8.7 million for the comparable period of 1995, due primarily to the decrease in net interest expense of hedging transactions which decreased from $3.7 million for the nine month ended March 31, 1995 to $2.5 million for the same period ended March 31, 1996. Net interest margin increased from 2.04 % for the nine months ended March 31, 1995 to 2.35 % for the nine months ended March 31, 1996. The spread between the average weighted yield on interest earning assets and interest bearing liabilities decreased by 11 basis points from 1.78% to 1.67% when comparing the periods of 1995 and 1996, respectively.

PROVISION  FOR  ESTIMATED  LOAN  LOSSES:  Provision  for  estimated  loan losses
- ---------------------------------------
decreased by $119,000 in comparing the quarters ended March 31, 1996 and 1995, changing from $538,000 to $419,000 respectively. Included in the provision recorded during the three months ended March 31, 1996, is a provision of $207,000 for one commercial real estate loan. Provision for estimated loan losses for the nine month period ended March 31, 1996 was decreased by $173,000 from $795,000 to $622,000 when comparing the nine month periods of 1996 and 1995, respectively. Non-performing loans were up from $2.0 million at March 31, 1995 to $2.4 million at March 31, 1996. The balance of the allowance for estimated loan loss was $2.7 million at March 31, 1996 compared to $2.3 million at March 31, 1995.

OTHER INCOME AND EXPENSE:  Other income and expense increased by $1.1 million to
- ------------------------
$543,000 for the quarter ended March 31, 1996 from expense of $562,000 for the quarter ended March 31, 1995. For the cumulative nine month period ended March 31, 1996 and March 31, 1995, the increase was $709,000 from $44,000 to $753,000 for the respective period of 1995 and 1996. The three and nine month period increases were attributable to improvements in real estate operations and the receipt of interest on an income tax refund from the California State Franchise Tax Board of approximately $373,000. The primary variances of losses from real estate operations for the nine month period ending March 31, 1996, compared to the nine month period ending March 31, 1995 were an increase on net gain on sale of REO-F of $98,000 primarily due to the sale of a commercial property at a gain, offset by an increase of $82,000 of net operating expenses associated with REO-F; a decrease of $389,000 of loss provision expense for real estate owned for investment (REO-I); offset by a $52,000 reduction of profits on the sale of REO-I for residential real estate development projects operated by the Association's fully owned subsidiary, First Hemet Corporation.

GENERAL  AND  ADMINISTRATIVE  EXPENSES:   General  and  administrative  expenses
- --------------------------------------
increased by $348,000 or 11.8% from $2.9 million to $3.3 million for the quarters ended March 31, 1996 and 1995 respectively, primarily attributable to the increase in salaries and employee benefits which increased from $1.5 million to $1.6 million for the quarter March 31, 1995 and 1996, respectively. For the nine month period ended March 31, 1995 and 1996, the general and administrative expenses increased $925,000, or 10.7%, from $8.6 million to $9.6 million, again related primarily to increase in salaries and employee benefits, due to additional expenses associated with an Employee Stock Ownership Plan (ESOP), a Stock Compensation Plan and the addition of a new corporate position of Executive Vice President - Chief Operating Officer. The ratio of general and administrative expenses to average total assets decreased from 1.95% to 1.83% for the period ended March 31, 1995 and March 31, 1996, respectively; primarily due to a 26.3% increase in average total assets for the comparable period. Management is committed to and exerts continued effort to minimize general and administrative expenses through the improvement of efficiencies in operations and other on-going cost control measures.

INCOME  TAXES:  Income tax expense  increased by $619,000 for the quarter  ended
- -------------
March 31, 1996 as compared to the comparable period in 1995 due to an increase in pre-tax earnings. For the nine month period ending March 31, 1996 the income tax expense increased by $1.1 million as pre-tax earnings rose from a loss of $678,000 for the period ended March 31, 1995 to income of $2.4 million for the period ended March 31, 1996. For the three and nine months ended March 31, 1996, income tax expense was partially offset as a result of a tax credit received from the California State Franchise Tax Board in the amount of $176,000.

PART II- OTHER INFORMATION
Item 1. Legal Proceedings
        -----------------

        The Company is not involved in any material pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such other routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2. Changes in Securities
        ---------------------

        None.

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        A. Exhibits

           (3) (i) Articles of Incorporation*

              (ii) By-laws*

           (4) Stock Certificate*

        B. Reports on Form 8-K

        A Report on Form 8-K was filed with the Securities and Exchange Commission on April 19, 1996 stating in summary that on April 15, 1996 the Association signed a definitive agreement to purchase from Hawthorne Savings, F.S.B. three branches in nearby San Diego County. The Association agreed to pay a premium of 3.67% on core deposits of $153.2 million, or $5.6 million. The branches which hold approximately $168 million in deposits, are located in the cities of Oceanside, Vista and Rancho Bernardo. Application for approval of this transaction was filed with the Office of Thrift Supervision on April 22, 1996 and final completion is expected by June 30, 1996.

- ---------------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1 Registration Statement and any amendments thereto, filed March 14, 1994, Registration No. 33-90286

                                      SIGNATURES


     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 HF BANCORP INC.
                                                  (Registrant)


Date:  May   , 1996                        By:  /s/ J. Robert Eichinger
       ----------------                         -------------------------
                                                J. Robert Eichinger
                                                Chairman/President
                                                Chief Executive Officer


Date:  May   , 1996                        By:  /s/ Alex J. Neil
       ----------------                         -------------------------
                                                Alex J. Neil
                                                Vice President/Treasurer