Form 10-Q/A
period 1996-03-31
HF BANCORP INC
filed 1996-06-03
CIK 941547

                                       UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-Q/A

                                      AMENDMENT NO. 2

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


See notes to Consolidated Financial Statements.





                                            H.F. BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     Nine Months Ended March 31, 1996
                                               (Unaudited)


                                                                               Unrealized
                                                                               Gain/(Loss)
                                                Additional                   on Securities        Deferred
                                    Common         Paid-In       Retained        Available           Stock
                                     Stock         Capital       Earnings         for Sale    Compensation         Total
                                   ------------------------------------------------------------------------------------------
                                                      (In Thousands)

Balance at June 30, 1995               $66         $51,004        $39,010          $769          ($3,703)         $87,146

Net earnings for the nine               --              --          1,557            --                --           1,557
months ended March 31, 1996

Change in net unrealized gain/          --              --             --         (714)                --           (714)
 (loss) on securities available
 for sale, net of taxes

Deferred Stock Compensation             --              89             --            --           (1,805)         (1,716)

                                   ----------------------------------------------------------------------------------------

Balance at March 31, 1996              $66         $51,093        $40,567           $55          ($5,508)         $86,273
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


Date:  June 3, 1996                        By:  /s/ J. Robert Eichinger
       ----------------                         -------------------------
                                                J. Robert Eichinger
                                                Chairman/President
                                                Chief Executive Officer


Date:  June 3, 1996                        By:  /s/ Alex J. Neil
       ----------------                         -------------------------
                                                Alex J. Neil
                                                Vice President/Treasurer