Form 10-K405
period 1996-06-30
HF BANCORP INC
filed 1996-09-24
CIK 941547

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                  Annual Report Pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1996

            Securities and Exchange Commission File Number 0-25722

                               HF BANCORP, INC.
            (Exact name of registrant as specified in its charter)

   DELAWARE                                                  33-0576146
  (State or other jurisdiction                        (I.R.S. Employer I.D. No.)
 of incorporation or organization)

                445 E. Florida Avenue, Hemet, California 92543
                   (Address of principal executive offices)


      Registrant's telephone number, including area code: (909) 658-4411 Securities registered pursuant to Section 12(b) of the Act: Not Applicable
          Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share                       Nasdaq Stock Market
          (Title of Class)                                   (Name of exchange on which registered)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes    X               No
                                                -------               -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares outstanding for each of the registrant's classes of common stock issued and outstanding as of September 10, 1996 was 6,281,875.

     The aggregate market value of the voting stock held by "non-affiliates" of the registrant (i.e., persons other than the directors and executive officers of the registrant) was $55,543,854 based upon the last sales price as quoted on The NASDAQ Stock Market for September 10, 1996.

                               HF BANCORP, INC.
                         1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                                    PART I

                                                                                                           Page
                                                                                                           ----
Item 1.       Description of Business ...............................................................         3
                  General ...........................................................................         3
                  Market Area and Competition .......................................................         4
                  Weakness in the Regional Economy ..................................................         5
                  Lending Activities ................................................................         5
                  Investment Activities .............................................................        24
                  Sources of Funds ..................................................................        32
                  Borrowings ........................................................................        36
                  Subsidiary Activities .............................................................        38
                  Personnel .........................................................................        39
                  Regulation and Supervision ........................................................        39
                  Federal and State Taxation ........................................................        48

Item 2.       Properties ............................................................................        52

Item 3.       Legal Proceedings .....................................................................        53

Item 4.       Submission of Matters to a Vote of Security Holders ...................................        53

                                                      PART II
Item 5.       Market for the Registrant's Common Equity and
                  Related Stockholder Matters .......................................................        53

Item 6.       Selected Financial Data ...............................................................        54

Item 7.       Management's Discussion and Analysis of Results of Operations and
                  Financial Condition ...............................................................        56

Item 8.       Financial Statements and Supplementary Data ...........................................        71

Item 9.       Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure ..............................................................       122

                                                     PART III
Item 10.      Directors and Executive Officers of the Registrant ....................................       122
Item 11.      Executive Compensation ................................................................       122
Item 12.      Security Ownership of Certain Beneficial Owners and Management ........................       122
Item 13.      Certain Relationships and Related Transactions ........................................       122

                                                      PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................       123

                                    PART I

Item 1.  Description of Business

General

     HF Bancorp, Inc. (the Company) is a savings and loan holding company incorporated in the State of Delaware that was organized for the purpose of acquiring all of the capital stock of Hemet Federal Savings and Loan Association (the Association) upon its conversion from a federally chartered mutual savings association to a federally chartered stock savings association. On June 30, 1995, HF Bancorp, Inc. completed its sale of 6,612,500 shares of its common stock through subscription and community offerings to the Association's depositors, Board of Directors, management, employees and the public and used approximately 50% of the net proceeds from such sales to purchase all of the Association's common stock issued in the Association's conversion to stock form. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests. At June 30, 1996, the Company had consolidated total assets of $826.9 million and total equity of $81.1 million. The Company was incorporated under Delaware law. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Association except for its investments in mortgage backed securities. Operational activity of the Savings and Loan Association will hereafter be referred to as "Association", where applicable. Headquartered in Hemet, California, the Association conducts business from its main office and three branch offices located in Hemet, California, and from its other eleven branch offices located in Riverside, Sun City, San Jacinto, Canyon Lake, Idyllwild, Murrieta, Vista, Oceanside and Rancho Bernardo, California. The Association is regulated by the OTS and the FDIC and its deposits are insured up to the applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. The Association is also a member of the Federal Home Loan Bank of San Francisco ("FHLB"). At June 30, 1996, the Association had total assets of $810.4 million, total deposits of $670.0 million and total stockholders' equity of $60.7 million and exceeded all of its regulatory capital requirements with tangible, core and risk-based capital ratios of 6.66%, 6.66% and 24.27%, respectively.

     The Association is primarily engaged in the business of attracting funds in the form of deposits and supplementing such deposits with FHLB and other borrowings, and investing such funds in loans secured by real estate, primarily one- to four-family residential mortgage loans. Additionally, the Association invests in mortgage-backed and related securities, including collateralized mortgage obligations ("CMOs") that generally are either guaranteed by a Federal agency or are private issuer securities that have an investment grade rating of AAA. To a lesser extent, the Association invests in multi-family mortgage loans, commercial real estate loans, construction loans, acquisition, development and land loans and consumer loans. At June 30, 1996, $299.4 million, or 36.2% of the Company's assets were invested in mortgage-backed and related securities compared to $225.2 million, or 27.2% invested in real estate and consumer loans. Of the Company's $299.4 million in mortgage-backed and related securities, $145.1 million were fixed-rate and $154.3 million were adjustable rate mortgage-backed and related securities at June 30, 1996. Management believes that its investment in mortgage-backed and related securities enable the Company to maintain adequate liquidity levels, maintain a balance of high quality, diversified investments, provide collateral for short- and long-term borrowings, provide low administrative cost, manage interest rate risk and lessen the exposure to credit risk.

     The Association's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolio and interest and dividends on its investment securities. The Association's primary sources of funds are deposits and principal and interest payments on loans and mortgage-backed securities and, to a lesser extent, FHLB advances, and other borrowings. Through its second-tier subsidiary, First Hemet Corporation ("First Hemet"), the Association also engages in residential real estate development and receives commissions from the sale of mortgage life insurance, fire insurance, annuities commissions and derives income from trustee services.

Market Area and Competition

     The Association has been, and continues to be, a community banking institution offering a variety of financial services to address the needs of the diverse communities it serves. Twelve of the Association's fifteen branches, including the Main Office, are located in the western portion of Riverside County. The Main Office is located in the City of Hemet, about one-hundred miles east-southeast of Los Angeles and ninety miles north of San Diego. In addition to the Main Office, the Association operates three additional branches in Hemet and three offices in the City of Riverside, as well as single branches in the Riverside County communities of San Jacinto, Sun City, Canyon Lake, Idyllwild and Murrieta. The remaining three branches were recently purchased (June 21, 1996) from Hawthorne Savings Bank, FSB, and are located in the northern portion of San Diego County - in the communities of Vista, Oceanside and Rancho Bernardo.

     Hemet Federal recently entered the Northern San Diego County market through the purchase of branch offices and assumption of deposit liabilities totalling $185.2 million from Hawthorne Savings Bank. The acquisition was consummated on June 21, 1996 and resulted in the Association expanding its branch network by an additional three branch offices, all located in Northern San Diego County. The Association paid a premium of $6.3 million, or 3.671% of the core deposits assumed.

     In addition, on May 9, 1996, the Association entered into a definitive agreement with Palm Springs Savings Bank, F.S.B. ("Palm Springs") pursuant to which Palm Springs will be merged with the Association. The Association agreed to pay $14.375 per share in cash for each outstanding share of Common Stock. The acquisition will cost a total of $16.3 million. Following consummation of the acquisition of Palm Springs, which is currently expected to occur on September 27, 1996, the Association intends to operate Palm Springs' four branch offices as a division of the Association under the name "Palm Springs Savings," a division of Hemet Federal. Mr. Stephen Hoffman, the current president of Palm Springs will become the President and a director of the Association upon consummation of the acquisition of Palm Springs. Mr. Eichinger will continue as the Chairman of the Board and Chief Executive Officer of the Association and a Chairman of the Board, President and Chief Executive Officer of the Company following the acquisition of Palm Springs.

     Throughout its market areas, the Association operates in a very competitive environment, with virtually every major state-wide financial institution headquartered in California. Competition is provided primarily by other savings institutions, commercial banks and credit unions. Non-traditional investments such as stocks, mutual funds and insurance annuities have also become a serious competitive factor in recent years. The Association faces keen competition not only in numbers of competitors and their size, but also in terms of interest rates paid. While paying competitive rates, the Association does not attempt to match the very highest rates offered - because to do so would result in growth, but growth at the expense of profitability and capital strength. For the fiscal year ended June 30, 1996, the Associations total deposits net of interest credited and net of the deposits acquired via the Hawthorne branches purchased ($185.2 million) declined $13.0 million compared to the fiscal year ended June 30, 1995 where deposits declined $26.1 million, net of interest credited. Included in the $13.0 million net outflow was $10.0 million of a matured broker savings deposit account. The lessening of the outflow for fiscal 1996 over fiscal 1995 is primarily due to the Association offering deposit rates that were more competitive in its market area, initiating improved procedures used in its telemarketing efforts to retain maturing deposit accounts and the Association enhanced its marketing capability by establishing a relationship with a leading Southern California advertising agency that is a member of the American Association of Advertising Agencies.

     The Association's competition on the lending side comes primarily from savings institutions, commercial banks and mortgage brokers. The recessionary California economy of the past several years has resulted in higher unemployment rates and significantly lower real estate values, both factors having a dampening effect on mortgage loan originations in our market area. For the fiscal years ended June 30, 1996, the Association funded mortgage loans of $50.6 million compared to the fiscal year ended June 30, 1995, where mortgage loan fundings were $17.3 million. The primary reason for the increase in mortgage loan fundings was attributed to the purchase of whole loans in the secondary market of $13.8 million, more competitive loan pricing and a trend of lower mortgage rates for most of the fiscal year ended June 30, 1996.

Weakness in the Regional Economy

     Southern California, including the Association's market area, has experienced reduced employment and recessionary economic conditions in recent years as a result of downsizing of the defense and construction industries and corporate relocations. Additionally, the area has experienced a general weakening of real estate values and a slow down of home sales and construction. As a result, loan repayment delinquencies have increased and the underlying values of properties securing nonperforming loans made by lending institutions have declined, and in some cases, have resulted in substantial losses to some institutions. Losses from real estate operations, net, totalled $1.6 million, $747,000, and $498,000 for the fiscal years ended June 30, 1994, 1995 and 1996, respectively. Total nonperforming assets peaked at a high of $9.1 million at June 30, 1993 and totalled $2.8 million at June 30, 1996. At June 30, 1996, the Association's ratios of nonperforming loans to gross loans and nonperforming assets to total assets of the Company were .56% and .33% respectively. There can be no assurance that the Southern California economy and real estate market will not deteriorate further or that such deterioration, if it occurs, will not have an adverse impact on the Association's financial condition or results of operations.

Lending Activities

     Loan Portfolio Composition
     --------------------------

     The Association's loan portfolio composition consists primarily of conventional first mortgage loans secured by one-to-four-family residences and, to a lesser extent, commercial real estate loans, construction loans, acquisition, development and land loans, multi-family loans and consumer loans. At June 30, 1996, the Association had total one-to-four-family first and second residential mortgage loans outstanding of $162.7 million, or 68.8% of the Association's total loan portfolio. At that same date, commercial real estate loans totalled $46.2 million, or 19.6% of total loans, construction loans totalled $9.5 million, or 4.0% of total loans, acquisition, development and land loans totalled $7.4 million, or 3.1% of total loans and multi-family residential mortgage loans totalled $5.6 million, or 2.4% of total loans. Consumer loans in the Association's portfolio principally consisted of mobile home loans, automobile loans, boat loans, recreational vehicle loans, savings account loans and line of credit loans, totalling $5.1 million, or 2.1% of total loans at June 30, 1996. The Association, as part of its strategy to reduce its exposure to interest rate risk, has in recent years sought to increase its originations of ARM loans; however, as a result of the low interest rate environment that prevailed in the early 1990s, the Association's borrowers refinanced some of their loans at lower interest rates and the Association experienced an increase in fixed-rate loan originations, compared to ARM loans. Therefore to offset the interest rate risk of our borrower's preference for fixed rate loans, the Association has increased its investment in short-term or adjustable rate mortgage backed securities and related securities. At June 30, 1996, $107.7 million of the Association's gross loans receivable or, 45.6% of total loans had adjustable interest rates.

     The following table sets forth the composition of the Association's loans in dollar amounts and in percentages at the dates indicated.

                                                                                       At June 30,
                                                          --------------------------------------------------------------------------

                                                                   1992                    1993                      1994
                                                          ----------------------  -----------------------   ------------------------

                                                                       Percent                  Percent                   Percent
                                                            Amount    of Total       Amount    of Total        Amount    of Total
                                                            ------    --------       ------    --------        ------    --------
                                                                                     (Dollars in thousands)
Mortgage loans:
   One-to four-family...................................   $142,032      58.60%     $149,349      61.81%     $134,475       62.36%
   Multi-family loans...................................      5,580       2.30         5,352       2.21         5,498        2.55
   Commercial real estate loans.........................     54,543      22.50        55,488      22.97        51,685       23.97
   Construction loans...................................     14,790       6.10        11,446       4.74         8,616        3.99
   Acquisition, development and land loans..............     10,866       4.49         8,723       3.61         6,860        3.18
   Second mortgage residential loans ...................      5,751       2.37         3,675       1.52         1,984         .92
                                                            -------    -------       -------    -------       -------      ------
      Total real estate loans...........................    233,562      96.36       234,033      96.86       209,118       96.97

Consumer loans:
   Mobile home loans....................................      6,429       2.66         5,998       2.48         5,409        2.51
   Loans on deposit accounts............................        914        .38           792        .33           725         .34
   Other consumer loans.................................      1,461        .60           795        .33           393         .18
                                                            -------    -------       -------    -------       -------      ------
      Total consumer loans..............................      8,804       3.64         7,585       3.14         6,527        3.03
                                                            -------    -------       -------    -------       -------      ------

      Total loans.......................................    242,366     100.00%      241,618     100.00%      215,645      100.00%
                                                            -------    =======       -------    =======       -------      ======
Less:
   Undisbursed loan funds...............................      4,254                    5,126                    4,106
   Unamortized yield adjustments........................      2,414                    2,562                    2,487
   Allowance for estimated losses.......................      1,339                    3,157                    2,682
                                                              8,007                   10,845                    9,275
      Total loans receivable, net.......................  $ 234,359                $ 230,773                $ 206,370
                                                            =======                  =======                  =======

                                                                                  ------------------------------------------------
                                                                                           1995                     1996
                                                                                  ----------------------  ------------------------
                                                                                               Percent                   Percent
                                                                                     Amount    of Total       Amount    of Total
                                                                                     ------    --------       ------    --------
                                                                                             (Dollars in thousands)
Mortgage loans:
   One-to four-family...........................................................   $136,418      64.72%     $161,448      68.30%
   Multi-family loans...........................................................      5,434       2.58         5,564       2.36
   Commercial real estate loans.................................................     49,020      23.26        46,222      19.55
   Construction loans...........................................................      5,920       2.81         9,459       4.00
   Acquisition, development and land loans......................................      6,527       3.10         7,355       3.11
   Second mortgage residential loans ...........................................      1,656        .79         1,282        .54
                                                                                    -------    -------       -------    -------
      Total real estate loans...................................................    204,975      97.24       231,330      97.86

Consumer loans:
   Mobile home loans............................................................      4,779       2.27         4,158       1.76
   Loans on deposit accounts....................................................        764        .36           746       0.32
   Other consumer loans.........................................................        273        .13           149        .06
                                                                                    -------    -------       -------    -------
      Total consumer loans......................................................      5,816       2.76         5,053       2.14
                                                                                    -------    -------       -------    -------

      Total loans...............................................................    210,791     100.00%      236,383     100.00%
                                                                                    -------    =======       -------    =======
Less:
   Undisbursed loan funds.......................................................      3,281                    5,584
   Unamortized yield adjustments................................................      2,419                    2,570
   Allowance for estimated losses...............................................      2,694                    3,068
                                                                                    -------                  -------
                                                                                      8,394                   11,222
                                                                                    -------                  -------
      Total loans receivable, net...............................................  $ 202,397                $ 225,161
                                                                                   ========                =========

         Loan Maturity
         -------------

     The following table shows the maturity of the Association's loans at June 30, 1996. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on total loans totalled $51.6 million, $22.4 million and $25.2 million for the fiscal years ended June 30, 1994, 1995 and 1996.

                                                                                 At June 30, 1996
                                    ------------------------------------------------------------------------------------------------


                                       One-to                                                 Acquisition,                 Total
                                        Four-      Multi-     Commercial                      Development                  Loans
                                      Family(1)    Family    Real Estate    Construction(2)     and Land     Consumer    Receivable
                                      ---------    ------    -----------    ---------------     --------     --------    ----------
Amounts due:                                                                 (In thousands)
   Within one year.................... $    113   $     0      $  2,975          $   519        $ 1,124      $   778     $  5,509

   After one year:

    One to three years................    2,023       192        12,480                0            644           19       15,358

    Three to five years...............    1,192     1,940        11,202                0            121          128       14,583

    Five to 10 years..................    8,466       609        18,326                0          1,200          396       28,997

    10 to 20 years....................   36,427       484         1,239              607          4,266        3,732       46,755

    Over 20 years.....................  114,509     2,339             0            8,333              0            0      125,181
                                        -------    ------       -------           ------         ------       ------      -------

    Total due after one year..........  162,617     5,564        43,247            8,940          6,231        4,275      230,874
                                        -------    ------       -------           ------         ------       ------      -------

    Total amounts due.................  162,730     5,564        46,222            9,459          7,355        5,053      236,383


Less:

   Undisbursed loan funds.............      106         0             0            5,478              0            0        5,584

   Unamortized yield adjustments......    1,967        21           259              174             90           59        2,570

   Allowance for estimated loan losses      969        37         1,248               19            566          229        3,068
                                        -------    ------       -------           ------         ------       ------      -------


     Loans, net....................... $159,688   $ 5,506      $ 44,715          $ 3,788        $ 6,699      $ 4,765     $225,161
                                        =======    ======       =======           ======         ======       ======      =======

- ---------------------------------------------------
(1)   Includes second mortgage loans on residential one- to four-family loans.
(2) Includes loans that are interest only for the initial construction phase, generally not in excess of nine months, that convert to permanent loans. At June 30, 1996, $8.9 million of the construction loans will become permanent loans once a notice of completion of construction on those properties has been received by the Association.

     The following table sets forth at June 30, 1996, the dollar amount of gross loans receivable, contractually due after June 30, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                   Fixed            Adjustable              Total
                                                                   -----            ----------              -----
                                                                                  (In thousands)
Mortgage loans(1):

     One-to four-family............................            $ 109,526             $53,091              $162,617

     Multi-family..................................                  827               4,737                 5,564

     Commercial real estate........................                2,889              40,358                43,247

     Construction..................................                8,502                 438                 8,940

     Acquisition, development and land.............                1,086               5,145                 6,231

Consumer loans(1)..................................                3,494                 781                 4,275
                                                                 -------             -------               -------

         Total loans...............................             $126,324            $104,550              $230,874
                                                                 =======             =======               =======

- --------------------------------------
(1)    Includes nonperforming loans.

     The following table sets forth the Association's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                                          For the Fiscal Year Ended June 30,
                                                                  -------------------------------------------------
                                                                        1994             1995            1996
                                                                        ----             ----            ----
                                                                                   (In thousands)
Mortgage loans (gross):
At beginning of period............................................   $234,033         $209,118        $204,975
    Mortgage loans originated:
      One- to four-family(1)......................................     25,824            7,373          23,152
      Multi-family................................................        551               --              70
      Commercial real estate......................................      1,678            2,151              96
      Acquisition, development and land...........................        970            1,695           2,199
      Construction................................................      9,100            6,040          11,285
                                                                      -------          -------         -------

        Total mortgage loans originated...........................     38,123           17,259          36,802

    Mortgage loans purchased......................................        513              207          13,892
                                                                      -------          -------         -------

        Total mortgage loans originated and purchased.............     38,636           17,466          50,694


    Transfer of mortgage loans to real estate
        acquired through foreclosure..............................     (5,374)          (1,815)         (1,810)
    Principal repayments..........................................    (48,388)         (19,794)        (22,529)
    Sale of mortgage loans........................................     (9,789)              --              --
                                                                      -------          -------         -------

Balance of mortgage loans at end of period........................   $209,118         $204,975        $231,330
                                                                      =======          =======         =======

Consumer loans (gross):
At beginning of period............................................      7,585            6,527           5,816
    Loans originated..............................................      2,317            2,062           2,018
    Principal repayments..........................................     (3,167)          (2,642)         (2,660)
    Loans acquired through foreclosure............................       (208)            (131)           (121)
                                                                      -------          -------         -------

    Balance of consumer loans at end of period....................   $  6,527         $  5,816        $  5,053
                                                                      =======          =======         =======

- --------------------------------------------
(1) Includes second mortgage residential loans.

     One-to-Four-Family Mortgage Lending
     -----------------------------------

     The Association offers both fixed-rate and ARM loans secured by one- to four-family residences, including condominium and town house units, located in the Association's primary market area. The majority of such loans, are held in portfolio and are secured by property located in the cities of Hemet, Riverside, Temecula and Murrieta and surrounding areas, primarily in western Riverside County and typically serve as the primary residence of the owner.

     The Association generally originates one-to-four-family residential mortgage loans, including loans secured by condominium and town house units in amounts up to 80% of the lower of the appraised value or selling price of the property securing the loan. One-to-four-family mortgage loans may be originated in amounts up to 95% of the lower of the appraised value or selling price of the mortgaged property, provided that the property is owner-occupied and private mortgage insurance ("PMI") is provided on the amount in excess of 80% of the appraised or selling value. The Association currently has a limited amount of residential loans secured by condominiums and town homes. Mortgage loans originated by the Association generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Association's consent. Due-on-sale clauses are an important means of adjusting the rates on the Association's fixed-rate mortgage loan portfolio and the Association has generally exercised its rights under these clauses.

     The Association currently offers ARM loans which adjust every six months. The Association's ARM loans typically carry an initial interest rate below the fully-indexed rate for the loan. The Association, however, qualifies borrowers based upon the fully indexed rate. The initial discounted rate is determined by the Association in accordance with market and competitive factors and, as of June 30, 1996, the rate offered by the Association on these loans was 227 basis points below the fully-indexed rate based on the Eleventh District Cost of Funds Index ("COFI"), which was 4.82% as of such date. The COFI is a lagging market index and therefore may adjust more slowly than the cost of the Association's interest-bearing liabilities. Currently, the Association's ARM loans adjust by a maximum of 1.0% every six months, with a lifetime adjustment cap of 6.00%. The Association currently charges origination fees up to 1.0% for its one- to four-family ARM loans. It is possible that given the interest rate caps on the Association's ARM loans, market rates could exceed the maximum rates on the Association's ARM loans.

     The volume and types of ARM loans originated by the Association have been affected by such market factors as the level of interest rates, competition and consumer preferences. During fiscal 1996, demand for loans, particularly ARM loans, was weak. Accordingly, although the Association will continue to offer ARM loans, there can be no assurance that in the future the Association will be able to originate a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to total loans. The Association has re-entered the secondary market for the purpose of increasing its adjustable rate mortgage portfolio and is actively purchasing adjustable rate mortgage whole loans that meet the Association's conservative underwriting standards.

     The retention of ARM loans, as opposed to fixed-rate residential mortgage loans, in the Association's loan portfolio helps reduce the Association's exposure to increases in interest rates. However, ARM loans generally pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected. In order to minimize risks, borrowers of six month ARM loans are qualified at the fully indexed rate. The Association has not in the past, nor does it currently originate ARM loans which provide for negative amortization.

     The Association offers fixed-rate mortgage loans with terms of 15 to 30 years, which are payable either monthly or bi-weekly. Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Association's cost of funds. Origination fees for fixed-rate loans were 1.5% at June 30, 1996. Generally, the Association's standard underwriting guidelines conform to the federal agency guidelines. The Association also offers a two-step loan that has a fixed-rate for an initial five or seven year period then converts to a six month adjustable rate mortgage loan tied to the COFI.

     On occasion, the Association has sold a portion of its conforming fixed-rate mortgage loans in the secondary market to federal agencies while retaining the servicing rights on all such loans sold. As of June 30, 1996, the Association's portfolio of loans serviced for others totalled approximately $21.2 million.

     The Association makes loans secured by second trust deeds on single-family owner-occupied property. The maximum loan-to-value ratios on such loans may not exceed 80% of the appraised value for both the first and second trust deeds. Loans secured by second trust deeds may be fixed or ARMs for a period of up to 15 years. At June 30, 1996, the Association had $1.3 million outstanding in second trust deeds.

     Multi-Family Lending
     --------------------

     The Association originates ARM multi-family loans that are indexed to the COFI generally with contractual terms of 15 years, with amortization over periods of up to 30 years. These loans are generally secured by apartment buildings and are made in amounts of up to 80% of the appraised value of the property. In making such loans, the Association bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and the income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Association's lending experience with the borrower. The Association generally requires a debt service coverage ratio of 1.10x or better and in certain circumstances requires personal guarantees from borrowers or the principals of the borrowing entity. The Association's largest multi-family loan, at June 30, 1996, had an outstanding balance of $1.4 million and is secured by a 54 unit senior citizen apartment complex. This loan has been current since its origination in 1990.

     Commercial Real Estate Lending
     ------------------------------

     The Association originates commercial real estate loans that are generally secured by properties used exclusively for business purposes such as retail stores, mini-warehouse units, light industrial and small office buildings, health care facilities and churches located primarily in the Association's market area. The Association's commercial real estate loans are generally made in amounts up to 80% of the appraised value of the property. These loans are generally made with terms up to ten years, with amortization over periods up to 30 years. Generally, all commercial real estate loans are one-year ARMs that are indexed to the COFI and adjust a maximum of 2% per year, with a 6% lifetime cap. In making such loans, the Association considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Association generally requires that the properties securing commercial real estate loans have debt service coverage ratios of not less than 1.10x and in certain circumstances requires personal guarantees and other credit enhancements from the borrowers or the principals of the borrowing entity. Updated financial information is obtained annually. The largest commercial real estate loan in the Association's portfolio was originated in 1988 and is secured by a 150 bed convalescent hospital, which, had an outstanding balance at June 30, 1996 of approximately $4.5 million. This loan is currently performing in accordance with its contractual terms. At June 30, 1996, $14.9 million of the Association's commercial real estate loans were secured by mini-warehouse units, which were performing in accordance with their terms at June 30, 1996; however, increased competition in the mini-warehouse unit market could result in borrowers' profit margins narrowing, which could result in increased delinquencies. The Association monitors these loans on a regular basis.

     Construction Loans
     ------------------

     The Association's construction loans primarily have been made to finance the construction of one-to four-family owner occupied residential properties and, to a lesser extent, multi-family and commercial real estate properties. The Association offers construction loans in amounts up to a maximum of 90% with mortgage insurance, of the appraised value of the property securing the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections performed by Hemet Federal personnel warrant. Owner occupied single-family residential loans are structured to allow the borrower to pay interest only on the funds advanced during the first nine months of the loan. Thereafter, construction loans are structured to be converted to permanent fixed or ARM loans. One- to four-family speculative construction loans are originated for up to one year with the borrower paying interest only based on the prime rate plus 1.5%, during the construction period. Multi-family and commercial real estate construction loans are originated for up to one year with the borrower paying interest only based on the prime rate plus 1.5% during the construction period; thereafter such loans convert to a one-year ARM loan on the same terms as the one-to four-family loan index. At June 30, 1996, the largest construction loan had an outstanding balance of $620,000, is secured by a single-family residence and was current at June 30, 1996.

     Acquisition, Development and Land Loans
     ---------------------------------------

     The Association originates loans for the acquisition and development of property to contractors and individuals. Land development loans typically are short-term loans. At June 30, 1996, the Association had $7.4 million, or 3.1% of the Association's total loan portfolio invested in acquisition, development and land loans, most of which were lot loans, which the Association offers on a selective basis with loan amounts up to $150,000 with maximum loan to value ratios of 70% of the appraised value of the property. Such loans are originated as an ARM loan with a fully amortizing term of up to 15 years. The Association offers other acquisition, development and land loans in amounts up to 75% of the appraised value of the property securing the loan. Such loans are originated for up to two years with the borrower paying interest only, based on the prime rate plus 1.5% during the construction period, with the principal due at the end of the term. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Such loans generally are made to customers of the Association and developers and contractors with whom the Association has had prior lending experience. At June 30, 1995, the Association's largest land, acquisition and development loan was a land loan in Hemet, California. This loan was originated in 1991, has been extended to 2006 and had an outstanding balance of $763,000 at June 30, 1996. This loan was converted to an amortizing basis beginning April 1996 and has been paid current since it's inception.

     Diversified Lending Risks
     -------------------------

     Commercial real estate and multi-family loans are generally considered to involve a higher degree of credit risk than one-to-four-family residential mortgage loans. In particular, commercial real estate and multi-family lending typically involve higher principal loan amounts and the repayment of such loans generally depends on the income produced by the property being sufficient to cover operating expenses and debt service. Due to circumstances outside the borrower's control, such as economic events or regulatory changes, income from the property as well as its market value could be adversely affected. Additionally, the decline in real estate values experienced in the Association's lending area has been more pronounced with respect to commercial real estate and multi-family properties than one- to four-family properties. The Association has experienced decreased delinquencies and charge-offs in the commercial real estate category, and no significant delinquencies or losses have occurred on the Association's multi-family loan portfolio in recent periods. The Association has a large concentration of commercial real estate loans secured by mini-warehouse units located in its local market area. At June 30, 1996, the Association had loans on eleven properties with an aggregate balance of approximately $14.9 million secured by mini-warehouses, which were performing in accordance with their terms. The Association has not experienced significant increased delinquencies in the commercial real estate and multi-family loan categories in recent periods, but there can be no assurance that delinquencies will not increase given the decline in real estate values for multi-family units that has occurred recently in the Association's market area.

     Construction and land loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Association is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Association will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, the Association may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. Such loans may also be affected by the current weak economy in Southern California.

     Consumer Loans
     --------------

     The Association also offers loans on deposit accounts and line of credit loans that are 100% secured by the borrower's savings account. In the past, the Association made loans on mobile homes, automobiles, boats and recreational vehicles; however, the Association has ceased making such loans, for its portfolio. The Association continues to offer such loans on behalf of other consumer lenders, thereby generating fee income from such relationships. Mobile home loans were originated for up to the lesser of 75% of the appraised value or cost of the mobile home for a maximum of $100,000, with a term of up to 20 years. Mobile home loans were originated on either a fixed-rate or ARM basis. At June 30, 1996, $5.1 million, or 2.1% of the Association's total loan portfolio consisted of consumer loans and of that amount, $4.2 million were secured by mobile homes. The Association also offers savings account loans and line of credit loans.

     Loan Approval Procedures and Authority
     --------------------------------------

     All loans over Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") conforming limits of $207,000 must be approved by one or more members of the Association's Real Estate Loan Committee or the Board of Directors, depending on the amount and type of loan. The Real Estate Loan Committee is comprised of the President and Chief Executive Officer, the Senior Vice-President/Chief Loan Officer, who acts as chairman of the Committee, the Executive Vice President/Chief Operating Officer, the Vice President/Wholesale Loan Manager and the Vice President/Construction Loan Manager.

     The Real Estate Loan Committee may specifically designate any loan officer to approve loans on one-to-four-family residences, not to exceed FHLMC/FNMA conforming single-family limits, which at June 30, 1996, was $207,000, located in the Association's lending area. Loans on all properties other than one-to-four-family residences require the signature of at least one member of the Real Estate Loan Committee, regardless of the amount. An individual member of the committee may approve loans not in excess of $300,000 except that loans insured or guaranteed by the Federal Housing Administration or the Veterans Administration may be committed to the maximum amounts allowed by such agencies. Two members of the Committee, one of whom shall be the Committee Chairman or the President/Chief Executive Officer, or the Executive Vice President, Chief Operating Officer may approve loans not in excess of $600,000. The Real Estate Loan Committee may approve loans, by a majority vote, that do not exceed $1 million, except loan requests in the amount of $250,000 or more by a multiple borrower, whose accumulated loans would amount to $1 million or more must be approved by the Board of Directors. Loan requests in excess of $1 million must be submitted to the Board of Directors for approval.

     For all loans originated by the Association, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency and, if necessary, additional financial information is required. An appraisal of the real estate intended to secure the proposed loan is required, which is performed by a licensed or certified independent real estate appraiser. The Board annually approves the independent appraisers used by the Association and approves the Association's appraisal policy. It is the Association's policy to obtain title insurance on all real estate loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers generally are not required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Association may make disbursements for items such as real estate taxes or hazard insurance premiums. All loans with loan to value ratios over 80% require escrow accounts for private mortgage insurance. Taxes are required to be escrowed on loans in excess of 90% loan to value ratio.

     Delinquencies and Classified Assets
     -----------------------------------

     Delinquent Loans. When a borrower fails to make a required payment on a loan, the Association takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. In the case of residential mortgage loans, the Association generally sends the borrower a written notice of non-payment after the loan is first past-due. In the event payment is not then received, additional letters and phone calls are made. If the loan is still not brought current and it becomes necessary for the Association to take legal action, the Association will generally commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is sold at foreclosure by the trustee named in the deed of trust. Property foreclosed upon is held by the Association as real estate owned at its fair value less estimated cost to sell. The Association ceases to accrue interest on all loans 90 days past-due. When a loan first becomes 90 days past due, all previously accrued but unpaid interest is deducted from interest income. In the event a non-accrual loan subsequently becomes current, which would require that the borrower pay all past due payments, late charges and any other delinquent fees owed, all income is recognized by the Association and the loan is returned to accrual status.

     In the case of consumer loans, the Association generally attempts to contact the borrower by telephone after any loan payment is ten days past-due and a senior loan officer reviews all collection efforts made if payment is not received after the loan is 30 days past due.

     In the case of commercial real estate loans, construction loans, and land, acquisition and development loans, the Association generally sends the borrower a written notice of non-payment upon expiration of the grace period. Decisions as to when to commence foreclosure actions for commercial real estate loans and construction loans are made on a case-by-case basis. The Association may consider loan work-out arrangements with these types of borrowers in certain circumstances. Upon initiation of foreclosure for loans secured by commercial or other income producing property, these loans are reviewed to determine the feasibility of seeking a Receiver to collect the income produced by the property.

     Federal regulations and the Association's Classification of Asset Policy require that the Association utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Association has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Association currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When an insured institution classifies one or more assets, or proportions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. Allowance for Loan and Lease Losses (A.L.L.L.), which is a regulatory term, represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or proportions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While the Association believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to materially increase at that time its allowance for loan losses, thereby negatively affecting the Association's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

     The Association classifies loans in accordance with the guidelines described above. At June 30, 1996, the Association had $6.1 million in loans classified as Substandard, and the largest loan so classified had a principal balance of $878,000, no loans classified as Doubtful and $1.2 million of loans classified as Loss. As of June 30, 1996, loans designated as Special Mention include 51 loans totalling $11.1 million. These loans are designated as Special Mention due to delinquencies or other identifiable weaknesses. At June 30, 1996, the largest loan designated as Special Mention had a principal balance of $2.0 million and is secured by a mini-warehouse facility. This loan was originated in 1989 and has never been delinquent. The Special Mention classification was used conservatively due to devaluation of real estate prices in the area. Real Estate Owned acquired through foreclosure (REO-F) is also classified as substandard.

     The Association appraises foreclosed properties at the time foreclosure proceedings are initiated and on an annual basis thereafter. The Association generally conducts external inspections on foreclosed properties on at least a quarterly basis.

     The following table sets forth delinquencies in the Association's loan portfolio as of the dates indicated:

                                                                                    At June 30,
                                             ---------------------------------------------------------------------------------------
                                                                1994                                         1995
                                             ------------------------------------------   ------------------------------------------
                                                  60-89 Days          90 Days or More          60-89 Days          90 Days or More
                                             --------------------   -------------------   --------------------   -------------------
                                               Number   Principal    Number   Principal     Number   Principal     Number  Principal
                                                 of     Balance        of     Balance         of     Balance        of     Balance
                                               Loans    of Loans     Loans    of Loans      Loans    of Loans      Loans   of Loans
                                               -----    --------     -----    --------      -----    --------      -----   --------
                                                                                 (Dollars in thousands)
One- to four-family(1).......................      5       $290         12     $  735           5       $298          23    $1,993

Multi-family.................................     --         --         --         --          --         --          --        --

Commercial real estate.......................      1        552          1      1,394          --         --           1       102

Construction.................................     --         --         --         --          --         --          --        --

Acquisition, development and land............     --         --          4        490           1         55           1        47

Consumer loans...............................      2         59          2         17           1         15           3       139
                                                ----       ----       ----      -----        ----       ----        ----     -----

    Total....................................      8       $901         19     $2,636           7       $368          28    $2,281
                                                ====       ====       ====      =====        ====       ====        ====     =====

Delinquent loans to gross loans..............              0.43%                 1.25%                  0.18%                 1.10%

                                                               At June 30,
                                             ---------------------------------------------
                                                                 1996
                                             ---------------------------------------------
                                                   60-89 Days          90 Days or More
                                             ---------------------  ----------------------
                                               Number   Principal    Number   Principal
                                                 of     Balance        of     Balance
                                               Loans    of Loans     Loans    of Loans
                                               -----    --------     -----    --------
                                                      (Dollars in thousands)
One- to four-family(1).......................      7       $866         11      $ 982

Multi-family.................................     --         --         --         --

Commercial real estate.......................     --         --         --         --

Construction.................................     --         --         --         --

Acquisition, development and land............      1         93          2        319

Consumer loans...............................     --         --         --         --
                                                ----       ----       ----      -----

    Total....................................      8       $959         13     $1,301
                                                ====       ====       ====      =====

Delinquent loans to gross loans..............               .42%                  .56%

- ------------------------------
(1)   Includes second mortgage residential loans.

     Non-Accrual Loans and Real Estate Acquired Through Foreclosure. The following table sets forth information regarding non-accrual loans delinquent 90 days or more, and REO. If all non-accrual loans had been performing in accordance with their original terms and had been outstanding from the earlier of the beginning of the period or origination, the Association would have recorded interest income of $231,000, $177,000, and $124,000 for the fiscal years ending June 30, 1994, 1995 and 1996, respectively, as opposed to $104,000, $100,000, and $83,000 which was included in interest income for such periods, respectively.

                                                                            At June 30,
                                               --------------------------------------------------------------------

                                                    1992        1993          1994          1995         1996
                                                    ----        ----          ----          ----         ----
                                                                      (Dollars in thousands)
Non-accrual mortgage loans delinquent
   more than 90 days.........................     $4,005      $7,740        $2,619        $2,141        $1,301

Non-accrual consumer loans delinquent
   more than 90 days.........................         29          24            17           140            --
                                                 -------     -------       -------       -------       -------

Total nonperforming loans....................      4,034       7,764         2,636         2,281         1,301

Total investment in REO .....................      1,785       1,324         3,554         1,893         1,460
                                                 -------     -------       -------       -------       -------

      Total nonperforming assets.............     $5,819      $9,088        $6,190        $4,174        $2,761
                                                   =====       =====         =====         =====         =====

Nonperforming loans to gross loans...........       1.69%       3.28%         1.25%         1.10%          .56%

Nonperforming assets to total Company
   assets....................................       1.04%       1.69%         1.04%          .63%          .33%


     Allowance for Estimated Loan and Real Estate Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. Management reviews the Association's loan loss allowance on a monthly basis. In determining levels of risk, management considers a variety of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies ("Potential Risk Factors"). In the past, these estimates have resulted in either additions to or recaptures of the monthly provision, based upon management's current evaluation of the loan and real estate portfolios. Accordingly, the amounts of such loan and real estate loss provisions (credits) varied from period to period. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in loans receivable which are deemed probable and estimable. To determine the overall allowance, management reviews all loans by loan category (i.e., one- to four-family, commercial real estate, multi-family, etc.). Management then reviews loans by their loan classifications within each loan category (i.e., whether loans are classified Pass, Special Mention, Substandard, Doubtful or Loss). Adjustments to loan loss allowance are made by the Association on a monthly basis based upon management's analysis of each category of loans and analysis of Potential Risk Factors within each category. The provision for loan losses will fluctuate on a monthly basis as changes occur within the loan categories. Loan loss provisions may fluctuate as a result of numerous factors, including new loan originations, loan repayments, prepayments and changes in asset classifications. Loan loss provisions may be recaptured for a particular loan category if management determines that factors that had existed the prior month, which required higher provisions, are no longer present. For loans transferred to REO, the general loan loss provisions that previously had been established for those loans are reversed. Specific reserves related to such loans are charged-off through the allowance for loan losses. Conversely, loan loss provisions may be increased if management becomes aware of factors elevating the risk in a particular loan category, such as a material decrease in the collateral underlying loans in a particular loan category. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Association's valuation allowance. These agencies may require the Association to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

     At June 30, 1996, the Association had $1.1 million of REO-F, net of reserves. If the Association acquires property through foreclosure, it is initially recorded at the lower of cost or the fair value less estimated costs to sell, which may require a charge to estimated loan losses. Subsequent declines in value are charged to operations. It is the policy of the Association to charge-off consumer loans when it is determined that they are no longer collectible. The policy for loans secured by real estate, which comprise the bulk of the Association's portfolio, is to establish loss reserves in accordance with the Association's asset classification process, based on GAAP. It is the policy of the Association to obtain an appraisal on all REO at the time of foreclosure.

     The Association had $996,000 of Real Estate held for Investment (REO-I), net of reserves at June 30, 1996. REI is carried at the lower of cost or net realizable value. All costs of anticipated disposition are considered in the determination of net realizable value. Properties acquired for sale or investment are recorded at cost, not to exceed net realizable value. In recent years the Association has experienced losses from REO-F and REO-I. Losses from real estate operations, net totalled $1.6 million ,$747,000, and $498,000 respectively for the fiscal years ended June 30, 1994, 1995 and 1996, respectively.

     Troubled Debt Restructures. At June 30, 1996 the Association had ten loans, totalling $714,000, classified as troubled debt restructures. These loans are on condominium units all located in the same complex, with a single borrower who was the developer of the overall condominium complex. The Association had previously financed the construction of the condominium project and presently have a parcel of land, encompassed within this complex, as REO-F, carried on its books at $100,000. The owner of the ten units was attempting to market them under a lease with option to buy program, with hopes that the depressed market would turn around. An agreement was entered into on November 20, 1995 that temporarily interrupted the monthly principal and interest payments and allows the borrower to pay interest only payments for a period of two years ending October 31, 1997; thereafter the balance of payments will be recalculated to allow full amortization of the outstanding debt by the originally established maturity of each Note. At June 30, 1996 all loans were considered as performing and the Association had established a specific loan loss provision aggregating $198,000 or 27.7%, against the outstanding balance.

     On July 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. The adoption of this statement did not have a material impact on the results of operations or the financial position of the Company, taken as a whole. The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments in accordance with the terms of the original loan agreement. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratios, and the borrower's current financial position. Included as impaired loans are all loans delinquent 90 days or more and all loans that have a specific loss allowance applied to adjust the loan to fair value. The accrual of interest on impaired is discontinued after a 90-day delinquent period or when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized to the extent of full cash payments received an accepted. The Company applies the measurement provision of SFAS No. 114 to all loans in its portfolio except for single-family residence and installment loans which are collectively evaluated for impairment. Impairment of loans having recorded investments of $3.3 million at June 30, 1996 has been recognized in conformity with SFAS No. 114, as amended by SFAS NO. 118. Recorded investments in other impaired loans were $5.7 million at June 30, 1996. The average recorded investment in impaired loans during the year ended June 30, 1996 was $8.3 million. The total allowance for loan losses related to these loans was $1.2 million at June 30, 1996. At June 30, 1996, loans totaling $7.6 million with specific reserves of $1.0 million that the Company has classified impaired are performing in accordance with the terms of their collateral agreements. Interest income on impaired loans of $707,000 was recognized for cash payments received in 1996.

         The following table sets forth the Association's allowances for estimated loan and real estate losses at the dates indicated.

                                                                   At or For the Year Ended June 30,
                                                     ------------------------------------------------------------
                                                           1992       1993        1994        1995         1996
                                                           ----       ----        ----        ----         ----
                                                                        (Dollars in thousands)
Allowance for estimated loan losses:
   Balance at beginning of period....................      $760      $1,339      $3,157      $2,682       $2,694
   Charge-offs:
     One- to-four-family.............................        --         (10)        (36)        (46)        (320)
     Multi-family....................................        --          --          --          --           --
     Commercial real estate..........................        --         (56)     (1,062)       (636)        (304)
     Construction....................................        --          --          --          --          (10)
     Acquisition, development and land...............        --         (21)       (188)       (394)         (20)
     Consumer........................................        (6)        (15)        (66)       (114)         (26)
                                                          -----       -----       -----       -----       ------
Total charge-offs....................................        (6)       (102)     (1,352)     (1,190)        (680)
Provision charged to income..........................       585       1,920         877       1,202        1,054
                                                          -----       -----       -----       -----       ------
Balance at end of period.............................    $1,339      $3,157      $2,682      $2,694       $3,068
                                                          =====       =====      =====       =====        ======
Allowance for estimated real estate losses:
Balance at beginning of period.......................    $  102        $121        $798      $1,841       $1,927
Charge-offs..........................................       (70)       (240)       (228)       (547)        (274)
Provision charged to income..........................        89         917       1,271         633          264
                                                          -----       -----       -----       -----       ------
Balance at end of period.............................      $121        $798      $1,841      $1,927       $1,917
                                                          =====       =====       =====       =====       ======

Ratio of net loan charge-offs during the period to
     average loans outstanding during period(1)......       -- %        .04%        .61%        .58%         .57%
Ratio of allowance for estimated loan losses to
     gross loans at end of period(1).................       .56        1.33        1.27        1.30         1.33
Ratio of allowance for estimated loan losses to
     nonperforming loans at end of period............     33.19       40.66      101.75      118.11       235.75
Ratio of allowance for estimated real estate losses
     to total real estate owned(2)...................      1.59       16.39       25.82       33.07        48.03
Ratio of allowances for total estimated losses to
     total nonperforming assets at end of period(3)..     25.09       43.52       73.07      110.71        94.18

________________________________
(1) Includes gross loan balances, net of undisbursed loan funds (excludes loss reserves and unamortized yield adjustments).
(2) Includes only gross real estate owned balances (excludes specific and general loss allowances).
(3) Nonperforming assets includes gross loan balances and gross real estate owned balances.

         The following table sets forth the Association's allowance for estimated loan losses to total loans in each of the categories listed.

                                                                                   At June 30,
                                           --------------------------------------------------------------------------------------
                                                         1992                        1993                        1994
                                           -----------------------------  --------------------------  ---------------------------
                                                           Percent of                  Percent of                  Percent of
                                                            Loans in                    Loans in                    Loans in
                                                          Category to                 Category to                  Category to
                                                 Amount  Total Loans(1)      Amount  Total Loans(1)      Amount  Total Loans(1)
                                                 ------  --------------      ------  --------------      ------    ------------
                                                                             (Dollars in thousands)
Allocated(2):
  Mortgage loans:
   One- to four-family(3)...................    $  --           60.97%      $   --         63.33%        $    8          63.28%
     Multi-family...........................       --            2.30           --          2.21             --           2.55
     Commercial real estate.................       81           22.50          538         22.97            897          23.97
     Construction...........................       --            4.49           --          3.61              6           3.99
     Acquisition, development and land......       --            6.10           --          4.74             48           3.18
  Consumer loans............................       11            3.64           25          3.14             28           3.03
                                                -----         -------       ------        ------        -------         ------
     Total allocated allowances.............       92          100.00%         563        100.00%           987         100.00%
                                                -----         =======       ------        ======        -------         ======
Unallocated(4):
  Mortgage loans:
     One- to four-family(3).................      277           60.97          373         63.33            274          63.28
     Multi-family...........................       20            2.30          153          2.21             29           2.55
     Commercial real estate.................      513           22.50        1,621         22.97            945          23.97
     Construction...........................      198            4.49          226          3.61             65           3.99
     Acquisition, development and land......      104            6.10          125          4.74            207           3.18
  Consumer loans............................      135            3.64           96          3.14            175           3.03
                                                -----         -------       ------       -------        -------        -------
  Total unallocated allowances..............    1,247          100.00%       2,594        100.00%         1,695         100.00%
                                                -----         =======       ------       =======        -------        =======
  Total allowances for estimated loan losses   $1,339                      $ 3,157                      $ 2,682
                                                =====                       ======                      =======

                                                                  At June 30,
                                       -------------------------------------------------------------
                                                      1995                         1996
                                       ------------------------------ ------------------------------
                                                       Percent of                     Percent of
                                                        Loans in                       Loans in
                                                       Category to                   Category to
                                             Amount  Total Loans(1)      Amount     Total Loans(1)
                                             ------  --------------      ------     --------------
                                                            (Dollars in thousands)
Allocated(2):
  Mortgage loans:
  One- to four-family(3)................    $  359        65.50%          $  614          68.85%
  Multi-family..........................       --          2.58                4           2.35
  Commercial real estate................      267         23.25              266          19.56
  Construction..........................      202          2.81               --           4.00
  Acquisition, development and land.....       92          3.10              261           3.11
  Consumer loans........................       82          2.76               79           2.13
                                            -----       -------            -----        -------
     Total allocated allowances.........    1,002        100.00%           1,224         100.00%
                                            -----       =======            -----        =======
Unallocated(4):
Mortgage loans:
  One- to four-family(3)................      310         65.50              354          68.85
  Multi-family..........................       27          2.58               33           2.35
  Commercial real estate................      884         23.25              983          19.56
  Construction..........................       35          2.81               19           4.00
  Acquisition, development and land.....      254          3.10              305           3.11
  Consumer loans........................      182          2.76              150           2.13
                                            -----       -------            -----        -------
Total unallocated allowances............    1,692        100.00%           1,844         100.00%
                                            -----       =======            -----        =======

Total allowances for estimated loan losses $2,694                        $ 3,068
                                            =====                          =====

___________________________________
(1) Percent of loans in category to total loans is based on gross loan balances.
(2) Allocated allowances represent the estimable loss attributable to specific loans.
(3)  Includes second mortgage residential loans.
(4) Unallocated allowances are not allocated to specific loans and are based upon management's determination of the following factors: composition of portfolio and risks inherent in the loan portfolio; economic conditions and the regulatory environment.

Investment Activities

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S.Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Association must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Association has maintained liquid assets above the minimum OTS requirements and at a level believed to be adequate to meet its normal daily activities.

         The investment policy of the Company, established by the Board of Directors and implemented by the Finance Committee, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk. The Company's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including certificates of deposits, mortgage-backed and related securities issued by the FHLMC, FNMA, Government National Mortgage Association ("GNMA") or private issuers that have an AA credit rating or higher and are collateralized by loans on residential real estate, corporate debt obligations, that are marketable and rated in one of the four highest categories by Moody's or Standard and Poor's and commercial paper rated in either of the two highest grades by Moody's or Standard and Poor's, or paper guaranteed by the issuer of securities meeting the rating requirement. Non-agency issues are limited to 10% of total assets. The Company's policies provide that all investment purchases be ratified by the Board at monthly Board meetings. At June 30, 1996, the Company had mortgage-backed and related securities held to maturity in the aggregate amount of $165.9 million with a market value of $159.1 million. The held to maturity portfolio is accounted for on an amortized cost basis. At June 30, 1996, the Company had $133.5 million in mortgage-backed and related securities available for sale, which are accounted for at fair value. At June 30, 1996, the Company's investment securities portfolio included $15.3 million in mutual funds, which were designated as available for sale securities and were carried at fair market value at that date. These funds are comprised primary of government guaranteed mortgage-backed securities.

         In November 1995, the FASB issued a Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity
Securities: Questions and Answers (the Guide). The Guide allows for a one-time reassessment of the classification of all securities and, in connection with such reassessment, permits the reclassification of securities from the held-to-maturity classification to the available for sale classification as of a single date no later than December 31, 1995, without calling into question management's intent to hold to maturity the remaining securities classified as held-to-maturity. On December 29, 1995, the Association transferred $59.0 million of investments and $24.3 million of mortgage-backed securities from the held-to-maturity to the available-for-sale classification to enhance liquidity and provide more flexibility through a variety of interest rate scenarios. The transfer resulted in an unrealized gain of $600,000, net of tax, which was included in the unrealized gains/losses on available-for-sale securities set forth as a separate component of stockholder's equity.

         Mortgage-Backed and Related Securities
         --------------------------------------

         The Company currently invests in mortgage-backed and related securities and utilizes such investments to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense as compared to the competitive costs to originate loans; (ii) lower the credit risk of the Company as a result of the guarantees provided by FHLMC, FNMA, and GNMA;
(iii) enable the Company to use these mortgage-backed securities as collateral for financing in the capital markets; and (iv) increase the Company's liquidity. In fiscal 1993, the Association established an available for sale category for mortgage-backed securities, which included all fixed-rate mortgage-backed securities. Since that time, the mortgage-backed securities are either held to maturity or available for sale, depending upon the intent of the Association. Mortgage-backed securities which are categorized as available for sale are carried at fair value. At June 30, 1996, net mortgage-backed and related securities totalled $299.4 million, or 36.2% of the Company's total assets. At June 30, 1996, 51.5% of the mortgage-backed and related securities were adjustable-rate and 48.5% were fixed-rate. The mortgage-backed and related securities in these portfolios had coupon rates ranging from 6.0% to 12.5% and had a weighted average yield of 7.06% at June 30, 1996. The estimated fair value of the Company's mortgage-backed securities available for sale at June 30, 1996, was $100.3 million, which is $373,000 greater than its amortized cost of $99.9 million.

         Related securities at June 30, 1996, consisted of CMOs, including REMICs, a type of CMO, which had a net carrying value of $39.9 million at June 30, 1996. A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. The Association's CMOs are either guaranteed by the FNMA, FHLMC or the GNMA or are private issuer CMOs that have the highest credit rating by Moody's or Standard and Poors (i.e., "AAA"). Private issue CMOs held by the Association were structured primarily by the Resolution Trust Corporation ("RTC") using unsecuritized whole loans. The underlying collateral carries no guarantee, such as that offered by FNMA, FHLMC or GNMA; however, these floating rate tranches do have the subordination protection of other tranches in the pool as well as private insurance protection, usually amounting to between 5% and 15% of the pool. This type of support is required to warrant the highest rating by Moody's or Standard and Poors. Although lower ratings are available in lower tranches, the Association's investment policies limit the Association's investment to a double A (AA) rating or better issued by Moody's or Standard & Poors. The Association monitors the credit ratings on its CMOs on a regular and consistent basis. The ratings issued by Moody's and Standard and Poors relate solely to credit risk and are not reflective of interest rate risk that may be incurred.

         The Association also has one stripped mortgage-backed security, interest-only ("IO"), in which the Association receives all, or substantially all, of the interest payments on an underlying pool of mortgages. The collateral underlying the IO are 30-year fixed rate FNMA guaranteed mortgage-backed securities with pass-through coupon rates of 11.50%. The IO was acquired in 1991 with a face amount of $5.2 million and a discounted purchase price of $1.8 million or 35.5% of the face amount. The IO was acquired to provide protection against rising interest rates. Due to rapid prepayments of the collateral underlying the IO, which carried coupon rates significantly in excess of prevailing market rates, and which occurred when interest rates were decreasing from October 1991 through March 1994, cash flows were significantly reduced. As a result, the Association had to write-down the IO on a monthly basis. As interest rates began to rise in the last two quarters of 1994 and into 1995, required write-downs on the IO have significantly decreased. During the fiscal year ended June 30, 1996, no write-downs were required. During the fiscal ended June 30, 1996 the Association received cash flow from this IO totalling $126,000, of which $57,000 was recognized as income and $69,000 was applied as a reduction of the outstanding balance. IOs are extremely sensitive to changes in prepayments and interest rates. Because of the uncertainties of the interest cash flow, IOs typically are acquired at a substantial discount to their anticipated cash flow. The Association reviews on a monthly basis the expected recoverability of its investment in the IO. The OTS' "Statement of Policy on Securities Activities," set forth in Thrift Bulletin 52 ("Bulletin") requires depository institutions to establish prudent policies and strategies for securities transactions, describes securities trading and sales practices that are unsuitable when conducted in an investment portfolio and sets forth certain factors that must be considered when evaluating whether the reporting of an institution's investments is consistent with its intent and ability to hold such investments. The Bulletin also establishes a framework for identifying when certain mortgage derivative products are high-risk mortgage securities that must be reported in a "trading" or "held for sale" account. The Association believes that it currently holds and reports its securities and loans in a manner consistent with the Bulletin. Pursuant to the Bulletin, stripped mortgage-backed securities nearly always are deemed to be high risk. However, IOs may be used for managing the interest-rate risk inherent in mortgage portfolios, since prepayments cause the values of an IO strip to move in the opposite direction from those of mortgages and traditional fixed-income securities. The Association and Company will not invest in IOs in the future.

         At June 30, 1996, CMOs classified as available for sale totalled $33.3 million and mortgage-backed and related securities held to maturity totalled $165.9 million. At June 30, 1996, mortgage-related securities totalled $39.9 million, or 4.8% of the Company's total assets and had a market value of $39.8 million and a weighted average yield of 6.7%. Approximately 83.4% of the Association's CMOs at June 30, 1996, had floating rates which adjust on a monthly or quarterly basis. The Association's floating rate CMOs may be subject to volatile price movements which typically result from prepayments on the underlying obligations.

         Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guaranties or credit enhancements that result in nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Association. In general, mortgage-backed securities issued or guaranteed by FNMA and FHLMC and certain AA-rated and AAA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighing of 50% to 100% for whole residential mortgage loans. These types of securities allow the Association to optimize regulatory capital to a greater extent than non-securitized whole loans.

         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. Specifically, investments in mortgage-backed and related securities involve risks that actual prepayments may exceed prepayments estimated over the life of the security that may result in a loss of any premiums paid for such instruments thereby reducing the net yield on such securities. Conversely, if interest rates increase, the market value of such securities may be adversely affected. In contrast to mortgage-backed securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying REMICs or CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs or CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

         The Company had an amount of mortgage-backed and related securities issued by the following entities which had a total carrying value in excess of 10% of the Company's equity at June 30, 1996.

        The following table sets forth the composition of the Association's and Company's mortgage-backed and related securities in dollar amounts and in percentages at the dates indicated.


                                                                At June 30,
                                     -----------------------------------------------------------------------
                                              1992                     1993                     1994
                                     -----------------------  -----------------------  ---------------------
                                                   Percent                  Percent                  Percent
                                        Amount    of Total       Amount    of Total       Amount    of Total
                                        ------    --------       ------    --------       ------    --------
                                                               (Dollars in thousands)
Mortgage-backed and related
   securities(1):
CMOs - Agency backed(2) .............  $ 39,708      15.88%     $ 28,503      11.57%     $ 23,664      7.09%
CMOs - Non-agency ...................    28,746      11.49        40,456      16.43        32,189       9.64
FHLMC................................    29,174      11.67        29,652      12.04        21,539       6.45
FNMA.................................   148,232      59.27        96,697      39.26       155,499      46.59
GNMA.................................     4,237       1.69        50,994      20.70       100,901      30.23
                                       --------     ------      --------     ------      --------     ------
  Total mortgage-backed and related
securities...........................  $250,097     100.00%     $246,302     100.00%     $333,792     100.00%
                                       ========     ======      ========     ======      ========     ======

                                                         At June 30,
                                      ------------------------------------------------
                                                 1995                      1996
                                      -------------------------  ---------------------
                                                Percent                   Percent
                                        Amount     of Total        Amount    of Total
                                        ------     --------        ------    --------
                                                    (Dollars in thousands)
Mortgage-backed and related
   securities(1):
CMOs - Agency backed(2) .............  $ 17,002         5.33%    $ 20,184       6.74%
CMOs - Non-agency ...................    23,419         7.34       19,739       6.60
FHLMC ...............................    31,865         9.98       25,527       8.52
FNMA ................................   146,715        45.98      150,565      50.28
GNMA ................................   100,113        31.37       83,429      27.86
                                       --------       ------     --------     ------
  Total mortgage-backed and related
securities...........................  $319,114       100.00%    $299,444     100.00%
                                       ========       ======     ========     ======

______________________________________
(1) Includes $51.7 million, $133.5 million, $110.6 million, and $133.5 million mortgage-backed and related securities available for sale at June 30, 1993, 1994, 1995, and 1996 respectively.
(2) Includes an interest-only stripped mortgage-backed security with a book value of $1.6 million, $880,000, $561,000, $395,000 and $325,000 at June 30,
    1992, 1993, 1994, 1995 and 1996, respectively.

         The following tables set forth certain information regarding carrying and market values and percentage of total carrying values of the Association's and Company's mortgage-backed and related securities portfolio.

                                                                               At June 30,
                                                     -------------------------------------------------------------------
                                                                   1994                                 1995
                                                     ---------------------------------    ------------------------------
                                                      Carrying               Market        Carrying               Market
                                                        Value   % of Total   Value           Value   % of Total   Value
                                                      --------  ----------   ------        --------  ----------   ------
                                                                            (Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
   GNMA...........................................   $100,901     30.23%   $ 98,197       $100,113     31.37%   $101,016
   FHLMC..........................................      8,425      2.53       8,740         21,238      6.66      21,902
   FNMA...........................................     90,370     27.07      81,207         86,739     27.18      83,893
                                                      -------     -----     -------        -------     -----     -------
     Total mortgage-backed securities.............    199,696     59.83     188,144        208,090     65.21     206,811
                                                      -------     -----     -------        -------     -----     -------
Mortgage-related securities:
   CMOs - Agency backed(1)........................        607      0.18         532            432       .13         411
   CMOs - Non-agency..............................         --        --          --             --        --          --
                                                      -------     -----     -------        -------     -----     -------
     Total mortgage-related securities............        607      0.18         532            432       .13         411
                                                      -------     -----     -------        -------     -----     -------
     Total mortgage-backed and related
      securities..................................   $200,303     60.01    $188,676       $208,522     65.34    $207,222
                                                      =======     =====     =======        =======     =====     =======

Available for sale:
Mortgage-backed securities:
   GNMA...........................................   $     --        --%   $     --      $      --        --%   $     --
   FHLMC..........................................     13,114      3.93      13,114         10,627      3.33      10,627
   FNMA...........................................     65,129     19.51      65,129         59,976     18.80      59,976
                                                      -------     -----     -------        -------     -----     -------
     Total mortgage-backed securities.............     78,243     23.44      78,243         70,603     22.13      70,603
                                                      -------     -----     -------        -------     -----     -------
Mortgage-related securities:
   CMOs - Agency backed...........................     23,057      6.91      23,057         16,570      5.19      16,570
   CMOs - Non-agency..............................     32,189      9.64      32,189         23,419      7.34      23,419
                                                      -------     -----     -------        -------     -----     -------
     Total mortgage-related securities............     55,246     16.55      55,246         39,989     12.53      39,989
                                                      -------     -----     -------        -------     -----     -------
     Total available for sale securities..........    133,489     39.99     133,489        110,592     34.66     110,592
                                                      -------     -----     -------        -------     -----     -------
Total mortgage-backed and related securities......   $333,792    100.00%   $322,165       $319,114    100.00%   $317,814
                                                      =======   =======     =======        =======   =======     =======

                                                                      At June 30,
                                                           --------------------------------
                                                                         1996
                                                           --------------------------------
                                                            Carrying                 Market
                                                             Value    % of Total     Value
                                                           ---------  ----------     ------
                                                              (Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
   GNMA...........................................          $67,293      22.47%     $67,119
   FHLMC..........................................           10,454       3.49       10,717
   FNMA...........................................           81,515      27.22       74,685
                                                            -------      -----      -------
     Total mortgage-backed securities.............          159,262      53.18      152,521
                                                            -------      -----      -------
Mortgage-related securities:
   CMOs - Agency backed(1)........................            6,666       2.23        6,563
   CMOs - Non-agency..............................               --         --           --
                                                            -------      -----      -------
     Total mortgage-related securities............            6,666       2.23        6,563
                                                            -------      -----      -------
     Total mortgage-backed and related
      securities..................................         $165,928      55.41%    $159,084
                                                            =======      =====      =======


Available for sale:
Mortgage-backed securities:
   GNMA...........................................         $ 16,136       5.39%    $ 16,136
   FHLMC..........................................           15,073       5.03       15,073
   FNMA...........................................           69,050      23.06       69,050
                                                            -------      -----      -------
     Total mortgage-backed securities.............          100,259      33.48      100,259
                                                            -------      -----      -------
Mortgage-related securities:
   CMOs - Agency backed...........................           13,518       4.51       13,518
   CMOs - Non-agency..............................           19,739       6.60       19,739
                                                            -------      -----      -------
     Total mortgage-related securities............           33,257      11.11       33,257
                                                            -------      -----      -------
     Total available for sale securities..........          133,516      44.59      133,516
                                                            -------      -----      -------
Total mortgage-backed and related securities......         $299,444     100.00%    $292,600
                                                            =======     ======      =======

- ----------------------------------
(1) Includes interest-only stripped mortgage-backed security with a book value of $561,000, $395,000, and $325,000 at June 30, 1994, 1995 and 1996,
     respectively.

         The following table shows the maturity or period to repricing of the Association and the Company's mortgage-backed and related securities portfolio at June 30, 1996. At June 30, 1996, the weighted average maturity of the Association's and Company's mortgage-backed securities portfolio was 24.4 years.


                                                                              At June 30, 1996
                                  -------------------------------------------------------------------------------------------------
                                        Fixed Rate              ARM                                                  Total
                                     Mortgage-Backed      Mortgage-Backed      Fixed-Rate                     Mortgage-Backed and
                                        Securities          Securities            CMOs            ARM CMOs   Related Securities (1)
                                     ---------------      ---------------      ----------         --------   ----------------------
                                                                               (In thousands)
Amounts due:
  Within one year......................    $   2,062     $       118,930          $     --          $ 32,550           $34,612
  After one year:
  One to three years ..................          242                  --                --                --               242
  Three to five years .................       10,949                  --                --                --            10,949
  Five to 10 years ....................        7,507                  --                --                --             7,507
  10 to 20 years  .....................        2,469                  --             6,808                --            11,409
  Over 20 years   .....................      115,557                  --                --                --           232,355
                                             -------             -------             -----            ------           -------
  Total due or repricing
   after one year.....................       136,724             118,930             6,808                --           262,462
                                             -------             -------             -----            ------           -------
  Total amounts due or repricing.....        138,786             118,930             6,808            32,550           297,074
                                             -------             -------             -----            ------           -------
Adjusted for:
  Unamortized yield adjustments........         (76)               1,508             (177)               367             1,622
Unrealized gain/loss...................        (217)                 590                --               375               748
                                             -------             -------             -----            ------           -------
  Total mortgage-backed
   and related securities.............      $138,493            $121,028         $   6,631          $ 33,292          $299,444
                                             =======             =======             =====            ======           =======

__________________________________
(1) Includes $133.5 million of mortgage-backed and related securities available for sale at June 30, 1996.


         The following table sets forth the activity in the Association's and the Company's mortgage-backed and related securities during the periods indicated.


                                                         For the Years Ended June 30,
                                                 ---------------------------------------------
                                                     1994           1995            1996
                                                     ----           ----            ----
                                                                (In thousands)
Mortgage-backed and related securities:
At beginning of period.................           $246,302        $333,792        $319,114
  Mortgage-backed securities purchased.            157,049          23,124          21,272
  Mortgage-backed securities sold......            (19,487)             --              --
  CMOs purchased.......................                 --              --           6,804
  CMOs sold and matured................                 --          (6,349)             --
  Amortization and repayments..........            (50,169)        (32,868)        (46,985)
Change in unrealized gain (loss).......                 97           1,415            (761)
                                                   -------         -------        ---------
  Balance of mortgage-backed and related
    securities at end of period(1).....           $333,792        $319,114        $299,444
                                                   =======         =======         =======

_____________________________________________
(1) Includes $133.5 million of mortgage-backed and related securities available for sale at June 30, 1996.

         The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Association and the Company's mortgage-backed and related securities at June 30, 1996.


                                                               At June 30, 1996
                                  ---------------------------------------------------------------------------------------
                                                          Over One to           Over Five to
                                   One Year or Less        Five Years             Ten Years           Over Ten Years
                                  -------------------  -------------------  --------------------  -----------------------


                                            Weighted            Weighted              Weighted                 Weighted
                                  Carrying  Average    Carrying  Average    Carrying   Average     Carrying     Average
                                    Value    Yield       Value    Yield       Value     Yield        Value       Yield
                                  --------  -------    -------- --------    --------   -------     --------    --------
                                                           (Dollars in thousands)
Held to maturity:
   FNMA........................   $     --       --%    $   --        --%     $   58      8.75%     $ 81,457       6.67%
   FHLMC.......................      2,029     8.31      4,620      7.53       1,152      8.37         2,653      10.16
   GNMA........................         --       --         --        --          53      6.50        67,240       7.08
   CMOs(1).....................         --       --         --        --         325     11.50         6,341       5.84
                                       ---     ----        ---       ---        ----    ------        ------      -----
Total mortgage-backed and related
     securities held to maturity     2,029     8.31      4,620      7.53       1,588      8.96       157,691       6.87
                                     -----    -----      -----      ----       -----      ----       -------       ----

Available for sale:
   FNMA........................         --       --         --        --       6,137      6.73        62,913       7.66
   FHLMC.......................         --       --      6,646      7.56          --        --         8,427       7.79
   GNMA........................         --       --         --        --          --        --        16,136       7.07
   CMOs........................         --       --         --        --          --        --        33,257       6.97
                                      ----     ----       ----      ----        ----      ----        ------       ----
Total mortgage-backed and related
   securities available for sale        --       --      6,646      7.56       6,137      6.73       120,733       7.40
                                      ----     ----     ------     -----      ------     -----       -------       ----
Total mortgage-backed and related
   securities..................    $ 2,029     8.46%   $11,266      7.50%     $7,725      7.23%     $278,424       7.02%
                                   =======     =====   =======      ====      ======      ====      ========       ====

                                                At June 30, 1996
                                  ------------------------------------------------------

                                        Mortgage-Backed and Related Securities Totals
                                  ----------------------------------------------------
                                   Weighted
                                    Average
                                   Remaining                  Estimated        Weighte
                                   Years to     Carrying        Market         Average
                                   Maturity       Value          Value         Yield(2)
                                   --------     --------      ---------        --------
                                                (Dollars in thousands)
Held to maturity:
   FNMA...........................       28      $81,515        $74,685         6.59%
   FHLMC..........................        6       10,454         10,717         8.44
   GNMA...........................       26       67,293         67,119         7.00
   CMOs(1)........................       13        6,666          6,563         6.26
                                        ---      -------        -------        -----
Total mortgage-backed and related
     securities held to maturity..       25      165,928        159,084         6.86
                                        ---      -------        -------        -----

Available for sale:
   FNMA...........................       24       69,050         69,050         7.54
   FHLMC..........................       14       15,073         15,073         7.58
   GNMA...........................       26       16,136         16,136         7.00
   CMOs...........................       25       33,257         33,257         6.81
                                        ---      -------        -------        -----
Total mortgage-backed and related
   securities available for sale..       23      133,516        133,516         7.30
                                        ---      -------        -------        -----
Total mortgage-backed and related
   securities.....................       24     $299,444       $292,600         7.06%
                                        ===     ========       ========        =====

_____________________________
(1) Includes an interest-only stripped mortgage-backed security with a carrying value of $325,000 at June 30, 1996.
(2) Weighted average yield is calculated based on the average historical amortized cost balance.

         The following table sets forth certain information regarding the carrying and market values of the Association's and Company's other investment securities and interest-earning assets at the dates indicated:



                                                                          At June 30,
                                            -----------------------------------------------------------------------
                                                   1994                   1995                      1996
                                            --------------------   ---------------------   ------------------------
                                             Carrying   Market      Carrying   Market        Carrying     Market
                                               Value    Value         Value     Value          Value      Value
                                            ---------  ---------   ---------  ----------   -----------   ----------
                                                                         (In thousands)
Investment securities:

  U.S. government and
     federal agencies....................  $     --   $     --    $  19,032    $ 19,160      $152,631    $151,910

  Repurchase agreement...................        --         --           --          --         4,075       4,075

  Federal funds sold.....................    13,625     13,625       75,275      75,275        88,460      88,460

  FHLB deposits..........................     1,590      1,590        6,767       6,767         5,245       5,245
                                             ------     ------      -------     -------       -------     -------

     Subtotal............................    15,215     15,215      101,074     101,202       250,411     249,690



FHLB stock...............................     4,045      4,045        4,319       4,319         4,436       4,436



Mutual funds(1)                              15,097     15,097       15,408      15,408        15,283      15,283
                                            -------    -------      -------     -------       -------     -------

     Total...............................  $ 34,357   $ 34,357     $120,801    $120,929      $270,130    $269,409
                                             ======     ======      =======     =======       =======     =======

____________________________________________
(1) Mutual funds (which are issued by Smith Breeden) are designated as available for sale securities and are carried at fair value.

Sources of Funds

         General
         -------

         Deposits are a major source of the Association's funds for lending and other investment activities and general business purposes. In addition to deposits, the Association derives funds from principal and interest payments on loans, proceeds from sales of mortgage-backed securities, maturities of investment securities, advances from the FHLB, dollar reverse repurchase and reverse repurchase agreements and other borrowings. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

         Deposits
         --------

         The Association offers a variety of deposit accounts having a range of interest rates and terms. The Association's deposits principally consist of fixed-term certificates, regular passbook accounts, non-interest-bearing checking, NOW accounts, money market and deposit accounts. Of the deposit accounts, approximately $60.4 million, or 9.0% consist of individual retirement accounts ("IRA") or Keogh retirement accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Association's deposits are obtained primarily from the areas surrounding its offices. The Association relies primarily on customer service and long-standing relationships with customers and media advertising of certain competitively priced products, such as off-term certificates of deposit with terms of 7 days and 8, 15, 21 or 30 months, for example, to attract and retain deposits. Certificate accounts in excess of $100,000 are offered by the Association to the general public. The Association has used brokers to obtain deposits in the past; however, the Association has not used brokers since 1988, and as of June 30, 1996 had no broker accounts outstanding, since the last broker account matured in June 1996 at $10.0 million.

         The following table presents the deposit activity of the Association for the periods indicated.

                                                                        For the Fiscal Year Ended June 30,
                                                                   --------------------------------------------

                                                                          1994         1995            1996
                                                                          ----         ----            ----
                                                                                  (In thousands)


Branch Deposits Purchased(1).........................                         --             --     $  185,189

Deposits.............................................                   $580,871       $642,649        569,642

Withdrawals..........................................                    585,993        668,776        582,597

Withdrawals in excess of deposits....................                    (5,122)       (26,127)       (12,955)

Interest credited on deposits........................                     15,632         17,505         25,154
                                                                         -------         ------        -------

Net increase (decrease) in deposits..................                   $ 10,510     $  (8,622)     $  197,388
                                                                          ======        =======      =========

(1) Branch deposits were acquired on June 21, 1996 from Hawthorne Savings Bank. See Description of Business - Market Area and Competition.

         At June 30, 1996, the Association had outstanding $82.6 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:


                                                                                               Weighted
                                                                     Amount                  Average Rate
                                                                     ------                  ------------
                                                                               (In thousands)
Maturity Period:

Three months or less...................................             $ 26,245                       5.48%

Over three through six months..........................               16,981                       5.53

Over six through 12 months.............................               23,638                       5.56

Over 12 months.........................................               15,734                       6.14
                                                                     -------                      -----

   Total...............................................              $82,598                       5.64%
                                                                     =======                      =====


         The following table sets forth the distribution of the Association's deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented.


                                                                      For the Year Ended June 30,
                                            -------------------------------------------------------------------------

                                                              1994                                 1995
                                            -------------------------------------     -------------------------------

                                                                       Weighted                             Weighted
                                                            Percent     Average                   Percent   Average
                                                 Average    of Total    Nominal        Average   of Total   Nominal
                                                 Balance    Deposits     Rate          Balance   Deposits     Rate
                                                 -------    --------   --------        -------   --------   --------

                                                                         (Dollars in thousands)
Passbook accounts...........................     $ 67,107      14.07%      2.13%      $ 58,469      12.32%     2.07%
NOW accounts................................       34,565       7.25       1.37         31,801       6.70      1.09
Non-interest-bearing accounts...............        2,275       0.48         --          3,959       0.83        --
                                                  -------      -----     ------         ------      -----     -----
     Total deposit accounts.................      103,947      21.80       1.83         94,229      19.85      1.65
                                                  -------      -----     ------         ------      -----     -----
Money market investment accounts............       43,972       9.22       2.36         35,622       7.50      2.65
                                                  -------      -----     ------         ------      -----     -----

Certificate accounts:
  7-day.....................................           --         --         --             --         --        --
  3-6 month ................................       20,309       4.26       3.09         13,319       2.80      3.58
  6-12 month................................       87,341      18.31       3.46         81,143      17.08      4.50
  1 - 2 year................................       48,910      10.25       3.59         63,250      13.32      4.67
  2 - 3 year................................       35,954       7.54       4.62         49,802      10.49      4.94
  3 - 5 year................................       22,846       4.79       6.00         20,781       4.37      5.39
  5 - 7 year................................       24,745       5.19       6.77         26,467       5.57      6.52
  7 - 10 year...............................       16,222       3.40       7.59         16,440       3.46      5.41
  I.R.A. - Keogh accounts...................       45,092       9.45       5.92         46,142       9.71      5.98
  Jumbo accounts(1).........................       27,727       5.81       4.86         27,752       5.84      5.38
                                                  -------      -----     ------         ------      -----     -----

     Total Certificate Accounts.............      329,146      68.98       4.67        345,096      72.65      5.17
                                                  -------      -----     ------        -------      -----     -----

     Total deposits.........................     $477,065     100.00%      3.84%       $474,947    100.00%     4.29%
                                                  =======     ======       ====        ========    ======      ====

                                                    For the Year Ended June 30,
                                                ---------------------------------
                                                               1996
                                                ---------------------------------

                                                                        Weighted
                                                            Percent     Average
                                                 Average    of Total    Nominal
                                                 Balance    Deposits      Rate
                                                 -------    --------    --------
                                                    (Dollars in thousands)
Passbook accounts..........................       $58,169      12.05%       2.56%
NOW accounts...............................        29,780       6.17        1.18
Non-interest-bearing accounts..............         5,520       1.14          --
                                                  -------      -----       -----
     Total deposit accounts................        93,469      19.36        1.97
                                                  -------      -----       -----
Money market investment accounts...........        26,951       5.58        3.27
                                                  -------      -----       -----

Certificate accounts:
  7-day....................................           336       0.07        4.57
  3-6 month ...............................        10,658       2.21        4.73
  6-12 month...............................       114,268      23.67        5.38
  1 - 2 year...............................        61,182      12.67        5.78
  2 - 3 year...............................        47,254       9.79        5.52
  3 - 5 year...............................        13,848       2.87        5.23
  5 - 7 year...............................        24,025       4.98        6.33
  7 - 10 year..............................        14,576       3.02        7.24
  I.R.A. - Keogh accounts..................        46,574       9.65        6.10
  Jumbo accounts(1)........................        29,579       6.13        5.53
                                                  -------      -----       -----

     Total Certificate Accounts............       362,300      75.06        5.69
                                                  -------      -----       -----

     Total deposits........................      $482,720     100.00%       4.84%
                                                  =======     ======        ====

- -----------------------------------
(1) Includes $5.0 million of broker deposit funds for the fiscal years ended June 30, 1994, and 1995.

       The following table presents, by various rate categories, the amount of the Association's certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at June 30, 1996.


                                          At June 30,                                    Period to Maturity from June 30, 1996
                          --------------------------------------------  -------------------------------------------------------

                                 1993       1994       1995    1996     Within 1 Year   1 to 3 Years    Thereafter      Total
                                 ----       ----       ----    ----     ------------    ------------    ----------      -----
                                                                                                                 (In thousands)
Certificate accounts:
    3.99% or less........   $ 173,877   $167,992     $2,823     $  477     $     415       $    62       $    --       $  477
    4.00% to 4.99%.......      28,152     61,291     72,754     71,280        69,126         2,077            77       71,280
    5.00% to 5.99%.......      33,349     44,893    149,024    359,282       295,563        57,695         6,024      359,282
    6.00% to 6.99%.......      29,255     25,130     92,718     80,196        56,581        16,924         6,691       80,196
    7.00% to 7.99%.......      23,392     18,813     17,468     12,350         6,735         4,691           924       12,350
    8.00% to 8.99%.......      27,101     19,684     15,348      5,083           447         4,034           602        5,083
    9.00% to 9.99%.......       2,062        953        238        172            35           137            --          172
    10.00% and over......         606        953         --         --            --            --            --           --
                            ---------    -------     ------    -------     ---------       -------        ------      -------

           Total..........   $317,794   $339,019   $350,373   $528,840      $428,902       $85,620       $14,318     $528,840
                              =======    =======    =======    =======       =======        ======        ======      =======


Borrowings

         From time to time, the Association obtains advances from the FHLB which are secured by a pledge of certain mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Association, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. In fiscal 1994 the Association increased its average balance of FHLB advances by $50 million, which funds were borrowed for a five year term at a weighted average cost of 4.97% and invested by the Association in mortgage-backed securities insured by the FNMA with a 6.50% coupon rate and weighted average yield of 6.27%. This limited arbitrage has enabled the Association to realize income equal to the spread between the cost of the borrowed funds and the yield on the mortgage-backed securities while incurring limited credit risk. In October 1995 the Association borrowed an additional $50 million from the FHLB for a one year term at 5.70%. Proceeds were used to purchase a FHLB Note, 7.25%, 12 year, callable in 12 months (Oct '96). In June 1996, the note was prepaid utilizing proceeds obtained in the purchase of three branches from Hawthorne Savings F.S.B. Such proceeds were received in the assumption of savings deposit liabilities with a nominal interest cost of 5.18%, thus widening the spread on the investment to 207 basis points. At June 30, 1996, the Association had $70.0 million of FHLB advances outstanding.

         The Association also entered into a Reverse Repurchase Agreement in November 1995 for $49.4 million to facilitate the purchase of a $50.0 million FHLB Note, 7.35%, 10 year, callable in 3 months (Feb '96). The initial rate on the borrowing was 5.74%. The Note was called on February 28, 1996. On March 7, 1996 the transaction was repeated whereby a $50.0 million FHLB Note, 7.42%, 15 years, callable in 3 months (June '96) was purchased; the Reverse Repurchase Agreement of $49.4 million had a rate of 5.21%. This Note was not called in June therefore the Reverse Repurchase Agreement was renewed for 17 days to June 24, 1996 at a rate of 5.33%. The borrowing was paid-off at maturity utilizing proceeds obtained in the purchase of three branches from Hawthorne Savings, F.S.B. The Association currently recognizes an interest spread of 224 basis points on this investment. At June 30, 1996 the Association had no outstanding Reverse Repurchase Agreement borrowings.

         In addition, the Association, from time to time, enters into dollar reverse repurchase agreements with nationally recognized primary securities dealers and financial institutions, which are similar to reverse repurchase agreements, whereby mortgage-backed securities are used as collateral for short-term borrowing (usually 30-60 days) as a means to enhance interest rate yield on the Association's mortgage-backed securities portfolio. The Association's borrowing policy sets forth various terms and limitations with respect to dollar reverse repurchase agreements, including acceptable types and maturities of collateral securities and the maximum amount of borrowings from any one approved broker. Current market rates are used to price the transaction and the Association invests such funds in either Federal Funds, FHLB certificates of deposit or AA rated corporate notes for an exact matching term. The Association's borrowing policy prohibits the Association from entering into a dollar reverse repurchase agreement that would earn the Association a spread of less than 1%. Current market conditions have made dollar reverse repurchase agreements less attractive due to the lack of market demand and the low spreads offered, and, as such, the Association has not entered into a dollar reverse repurchase agreement since May, 1994. The Association does not use such borrowings as a means to fund its normal operations; however, the Association anticipates that it will use such borrowings as a source of funds in the foreseeable future if market conditions make such borrowings attractive.

         The following table sets forth certain information regarding the Association's borrowed funds at or for the periods ended on the dates indicated:

                                                                    At or For the Year Ended June
                                                            ----------------------------------------------
                                                                  1994           1995           1996
                                                                  ----           ----           ----
                                                                        (Dollars in thousands)
FHLB - Advances:

   Average balance outstanding during period.............         $54,615         $70,000       $103,333

   Maximum amount outstanding at any month-end
      during period......................................          70,000          70,000        120,000

   Balance outstanding at end of period..................          70,000          70,000         70,000

   Weighted average interest rate during period..........            5.06%           5.20%          5.36%

   Weighted average interest rate at end of period.......            5.20            5.20           5.20

Other Borrowings:

   Average balance outstanding during period.............         $16,215         $    --         24,719

   Maximum amount outstanding at any month-end
      during period......................................          84,423              --         49,438

   Balance outstanding at end of period..................              --              --             --

   Weighted average interest rate during period..........           2.01%              --           5.48

   Weighted average interest rate at end of period.......              --              --             --

Total Borrowings:

   Average balance outstanding during period.............         $70,830         $70,000       $128,052

   Maximum amount outstanding at any month-end
      during period......................................         154,423          70,000        169,438

   Balance outstanding at end of period..................          70,000          70,000         70,000

   Weighted average interest rate during period..........            4.36%           5.20%          5.38%

   Weighted average interest rate at end of period.......            5.20            5.20           5.20

Subsidiary Activities

         First Hemet Corporation is a wholly owned subsidiary of HF Financial Corporation, a wholly owned subsidiary of the Association that was incorporated January 10, 1973. First Hemet provides trustee services for the Association, is engaged in real estate development, and receives commissions from the sale of mortgage life insurance, fire insurance and annuities. For the fiscal years ended June 30, 1994, 1995, and 1996, First Hemet had approximately $3.1 million, $3.2 million, and $2.5 million in total assets, respectively, and a pre-tax loss of approximately $188,000, $467,000, and $77,000 respectively.

         Currently, First Hemet is involved in the following real estate developments:

         Vista Bonita I - First Hemet acquired title to a 112-lot residential subdivision in 1989 and retained a general contractor under a management agreement to develop the off-site improvements and construct 112 homes. The subdivision is located in Hemet and, as of June 30, 1996, 96 homes have been sold. New homes were constructed based on sales of existing inventory, which was limited to 3 unsold homes at a time. The projected completion date for this project is mid 1998. During the 1996 fiscal year, the project recognized pre-tax loss of $14,000 on the sale of two units plus an additional $182,000 of loss provision. At June 30, 1996, First Hemet's net investment in Vista Bonita I was $433,000 representing the fair value of one completed home and 15 developed residential lots. The one remaining home is in escrow and expected to close in July 1996. The remaining 15 developed lots are listed for bulk sale, as the corporation does not plan on building out the remaining units in this development.

         Vista Bonita II - A 56 residential lot subdivision, which is adjacent to the subdivision discussed above. First Hemet has obtained a final subdivision map on this project and is seeking to sell the property on a bulk sale basis. During the fiscal year the project recognized pre-tax loss of $12,000 before additional loss provisions of $69,000. At June 30, 1996, First Hemet's net investment in this property was $208,000.

         Concordia's Festival - A 22 residential lot subdivision for moderately priced ($106,000 to $129,000) single-family homes, which was acquired by the Association through foreclosure. At June 30, 1996 all 22 units were completely built and 20 units were sold. One unit is in escrow, leaving 1 unit completed but unsold. During the fiscal year, First Hemet recognized a pre-tax loss of $8,000 on the sale of 9 units before the recapture of loss provisions of $112,000. At June 30, 1996, First Hemet's net investment in this project was $190,000.

         Mayberry Estates - In May 1992, First Hemet acquired 9 fully developed residential lots and in June 1992, entered into an agreement with a general contractor to construct 9 upscale homes. As of June 30, 1996, three homes had been built and sold, leaving 6 remaining undeveloped lots. During the fiscal year management recognized $1,000 of additional loss provisions in addition to $37,000 in pre-tax loss on the sale of the last completed unit. At June 30, 1996, First Hemet's net investment in this project was $165,000. Management is planning on selling this property on a bulk sale basis by June 1997.

         Because of First Hemet's real estate development activities, OTS regulations require the Association to deduct from capital its investment in First Hemet. At June 30, 1996, the Association was required to deduct $2.5 million from regulatory capital to account for its investment in First Hemet.

Personnel

         As of June 30, 1996, the Company had 123 full-time employees and 58 part-time employees. The employees are not represented by a collective bargaining unit and, the Company considers its relationship with its employees to be good.

Regulation and Supervision

         General
         -------

         The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Association, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

         The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank ("FHLB") and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

         Holding Company Regulation
         --------------------------

         The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation.

Recently proposed legislation could restrict the activities of unitary savings and loan holding companies to those permissible for multiple savings and loan holding companies.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. The Association must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

         Federal Savings Institution Regulation
         --------------------------------------

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 1996, the Association met each of its capital requirements, in each case on a fully phased-in basis.

                                                                                       Capital(1)
                                                                Excess      ---------------------------------
                            Actual         Required          (Deficiency)       Actual            Required
                            Capital        Capital              Amount          Percent            Percent
                         -----------     -----------         ------------     -----------        ------------
                                                     (Dollars in thousands)
Tangible............        $53,363        $ 12,023             $41,340            6.66%             1.50%
Core (Leverage).....         53,363          24,046              29,317            6.66              3.00
Risk-based:
   Tier  I (core)...         53,363           9,098              44,265           23.46              4.00
   Total............         55,207          18,196              37,011           24.27              8.00

- -----------------------
(1) Although the OTS capital regulations require savings institutions to meet a 1.5% tangible capital ratio and a 3% leverage (core) capital ratio, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard.

         A reconciliation between regulatory capital and the Association's GAAP capital at June 30, 1996 included in Note 2 to the accompanying consolidated financial statements is presented below:

                                                                                                    Total
                                                             Tangible            Core            Risk-based
                                                             Capital            Capital            Capital
                                                          --------------   -----------------   ---------------
                                                                             (In thousands)
Association' s GAAP capital-originally
     reported to regulatory authorities
     and included in Note 2 to the
     accompanying consolidated                                $60,666             $60,666           $60,666
     financial statements.............................

Regulatory capital adjustments:
     Investment in Non-includable Subsidiaries........         (2,469)             (2,469)           (2,469)
     Adjustment for net unrealized losses on
     certain available for sale securities............          1,879               1,879             1,879
     General valuation allowances.....................              -                   -             1,844
     Non qualifying Intangible Assets.................       $ (6,713)          $  (6,713)         $ (6,713)
                                                              -------            --------           -------
       Regulatory Capital.............................        $53,363             $53,363           $55,207
                                                              =======            ========           =======

         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to average assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to average assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to weighted assets of less of than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Insurance of Deposit Accounts. Deposits of the Association are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF presently meets the required reserve ratio, whereas the SAIF is not expected to meet or exceed the required level until 2002 at the earliest. This situation is primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

         In view of the BIF's achieving the 1.25% ratio, the FDIC adopted a new assessment rate schedule of 4 to 31 basis points for BIF members for the second half of 1995. Under that schedule, approximately 91% of BIF members paid the lowest assessment rate of 4 basis points. Most recently, the FDIC has voted to reduce the BIF assessment schedule further for the first half of 1996 so that most BIF members will pay the statutory minimum semiannual assessment of $1,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the existing 23 to 31 basis point assessment rate applicable to SAIF member institutions. As long as the premium differential continues, it may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Association could be placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

         Legislation has been proposed in Congress to mitigate the effect of the BIF/SAIF premium disparity. Under the legislation a special assessment would be imposed on the amount of deposits held by SAIF-member institutions, including the Association, to recapitalize the SAIF fund. The amount of the special assessment would be left to the discretion of the FDIC but is generally estimated at between 65 to 70 basis points of insured deposits. The legislation would also require that the BIF and the SAIF be merged by January 1, 1998, provided that subsequent legislation is enacted requiring savings associations to become banks, and that the FICO payments be spread across all BIF and SAIF members. The payment of the special assessment would have the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, it would not affect the Association's compliance with its regulatory capital requirements. Management cannot predict whether legislation imposing such a fee will be enacted, or, if enacted, the amount of any special assessment or when and whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. Management can also not predict whether or when the BIF and SAIF will merge.

         The Association's assessment rate for fiscal 1996 was 23 basis points and the premium paid for this period was $1.2 million. A significant increase in SAIF insurance premiums or a significant special assessment to recapitalize the SAIF would likely have an adverse effect on the operating expenses and results of operations of the Association. Based on the Association's deposit insurance assessment base as of June 30, 1996, an 65 to 70 basis point fee to recapitalize the SAIF would result in a $2.4 million to $2.6 million payment on an after-tax basis. If the Association had been required to pay a special assessment of 70 basis points on June 30, 1996, the Association would have reported a net loss of $608,000 for the year ended June 30, 1996.

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         Thrift Rechartering Legislation. Bills have been introduced into Congress which would eliminate the federal thrift charter. These bills would require that all federal savings associations convert to national banks or state banks by no later than January 1, 1998 and would treat all state savings associations as state banks as of that date. All savings and loan holding companies would become bank holding companies under the legislative proposals and would be subject to the activities restrictions (with some activities grandfathered) applicable to bank holding companies. The legislative proposals would also abolish the OTS; savings associations would be regulated by the bank regulators depending upon the type of bank charter selected. The Board of Governors of the Federal Reserve System would be responsible for the regulation of savings and loan holding companies. Management cannot predict whether or when this legislation will be enacted. However, any such future legislation could eliminate the institution's ability to engage in certain activities and otherwise disrupt operations.

        Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At June 30, 1996, the Association's limit on loans to one borrower was $8.7 million. At June 30, 1996, the Association's largest aggregate outstanding balance of loans to one borrower was $4.5 million. This loan has been current since its inception.

         QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1996, the Association maintained 72.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At June 30, 1996, the Association was a Tier 1 association.

         Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity and short-term liquidity ratios for June 30, 1996 were 12.0% and 10.5% respectively, which exceeded the then applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended June 30, 1996 totalled $133,000.

         Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

         Transactions with Related Parties. The Association's authority to engage in transactions with related parties or "affiliates" (e.g.., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position and requires certain board approval procedures to be followed.

         Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and an amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation;

interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies are expected to adopt a proposed rule that proposes asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

        Federal Home Loan Bank System
        -----------------------------

         The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB-San Francisco, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to the greater of: (a) 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, (b) 5% of its advances (borrowings) from the FHLB-San Francisco, or (c) 3% of total assets. The Association was in compliance with this requirement, with an investment in FHLB-San Francisco stock at June 30, 1996, of $4.4 million. During fiscal year 1996, the Association borrowed $50 million for a one year term which required the purchase of $1.6 million of FHLB stock, however after the borrowing was prepaid in June 1996 the Association redeemed $1.8 million of stock that was considered excess. FHLB advances must be secured by specified types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended June 30, 1994, 1995, and 1996, dividends from the FHLB-San Francisco to the Association amounted to $162,000, $219,000, and $299,000 respectively. If dividends were reduced, or interest on future FHLB advances increased, the Association's net interest income might also be reduced.

         Federal Reserve System
         ----------------------

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

         Federal Securities Laws
         -----------------------

         The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the periodic reporting requirements, proxy solicitation rules, insider trading restrictions, tender offer rules and other requirements under the Exchange Act.

         The registration under the Securities Act of 1933 (the "Securities Act") of shares of the Common Stock that were issued in the Association's conversion from mutual to stock form does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Shares acquired through the Company's option plans have been registered under the Securities Act and, therefore, are not subject to resale restrictions.

Federal and State Taxation

         Federal Taxation
         ----------------

         General. The Company and the Association will report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS during the last five years.

         Tax Bad Debt Reserves. Savings institutions such as the Association which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may be computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. The Association's deduction with respect to non-qualifying loans must be computed under the experience method which essentially allows a deduction based on the Association's actual loss experience over a period of several years. Each year the Association selects the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

         The Association presently satisfies the qualifying thrift definitional tests. If the Association failed to satisfy such tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Association would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. Among other things, the qualifying thrift definitional tests require the Association to hold at least 60% of its assets as

"qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Association in the conduct of its banking business. The Association's ratio of qualifying assets to total assets exceeded 60% through June 30, 1996. Although there can be no assurance that the Association will satisfy the 60% test in the future, management believes that this level of qualifying assets can be maintained by the Association.

         The amount of the addition to the reserve for losses on qualifying real property loans under the percentage of taxable income method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6 percent of the balance of the qualifying real property loans outstanding at the end of the taxable year. Currently, the Association's total reserve for bad debts on qualifying real property loans is approximately $13.6 million, less than 6 percent of its qualifying real property loans outstanding. Also, if the qualifying thrift uses the percentage of taxable income method, then the qualifying thrift's aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on non-qualifying loans, exceed the amount by which: (i) 12 percent of the amount that the total deposits or withdrawable accounts of depositors of the qualifying thrift at the close of the taxable year exceeds (ii) the sum of the qualifying thrift's surplus, undivided profits and reserves at the beginning of such year. As of June 30, 1996, this overall limitation would not have restricted the Association's deduction for additions to its bad debt reserve. At June 30, 1996, the Association's total bad debt reserve for tax purposes was approximately $13.6 million.

         Distributions. To the extent that the Association makes "non-dividend distributions" to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Association's taxable income. Non-dividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Association's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Association. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

         Legislation was recently signed into law that repeals the tax rules applicable to bad debt reserves of thrift institutions for taxable years beginning after December 31, 1995. The Association will, as a result, be required to change its method of accounting starting with their taxable year beginning July 1, 1996 from the previously discussed reserve method to the specific charge off method. Under the specific charge off method. Under the specific charge off method tax deductions may be taken for bad debts only to the extent they become wholly or partially worthless. The newly passed legislation will require thrift institutions to recapture that portion of their existing bad debt reserve to the extent it exceeds the balance of their bad debt reserve as of the last taxable beginning before 1988, with some adjustments. The

Association's existing bad debt reserve does not exceed the pre 1988 balance and they will not be subject to recapture under the new provisions. The previous discussion regarding distributions and their impact on the allowable bad debt reserve will not materially change under the new provisions.

         Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Company currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Minimum Tax ("AMT") is paid. The Company does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

         Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

         State and Local Taxation
         ------------------------

         State of California. The California franchise tax rate applicable to the Association equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Association); however, the total tax rate cannot exceed 11.3%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Company and its subsidiaries file California state franchise tax returns on a combined basis.

         Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2.   Properties

         The following table sets forth information relating to each of the Company's offices as of June 30, 1996.

                                                                                                              Net Book Value
                                                                                                              of Property or
                                                                             Original Date                      Leasehold
                                                               Leased or       Leased or     Date of Lease    Improvements at
Location                            Description                  Owned          Acquired      Expiration      June 30, 1996
- --------                            -----------                  -----          --------      ----------      -------------
445 E Florida Avenue                Main Office                  Owned            1963            --              $1,284,271
Hemet, CA

3600 Tyler St.                      Tyler Branch                 Leased           1996           2011                 49,333
Riverside, CA

28031 Bradley Road                  Sun City Office              Owned            1973            --                 304,942
Sun City, CA

1479 S San Jacinto Avenue           San Jacinto Branch           Leased           1986           1998                  2,300
San Jacinto, CA

5395 Canyon Crest Drive             Canyon Crest Branch          Owned            1978            --                 566,611
Riverside, CA

1111 S State Street                 Diamond Valley               Leased           1978           1999                 37,386
Hemet, CA

3013 W Florida Avenue               Hemet West Branch            Leased           1979           2007                 52,240
Hemet, CA

41815 E Florida Avenue              Hemet East Branch            Leased           1980           1997                 34,771
Hemet, CA

5242 Arlington Avenue               Hardman Center Branch        Leased           1981           1997                 11,663
Riverside, CA

31740 Railroad Canyon Road          Canyon Lake Branch           Leased           1982           1998                 19,608
Canyon Lake, CA

54245 North Circle Drive            Idyllwild Branch             Owned            1984            --                 314,977
Idyllwild, CA

40461 Murrieta Hot Springs Road     Murrieta Branch              Leased           1990           2000                 85,342
Murrieta, CA

916 S Santa Fe Ave.                 Vista Branch                 Owned            1996            --                 495,051
Vista, Ca

810 Mission Ave.                    Oceanside Branch             Leased           1996           1996                     --
Oceanside, Ca

15703 Bernardo Height Pkway         Rancho Bernardo Br           Owned            1996            --               1,005,000
San Diego, Ca

800 S Sanderson Ave.                Future Loan Center           Owned            1996            --                 576,918
Hemet, Ca

130 S Buena Vista Street            Office Services              Owned            1983            --                 241,453
Hemet, CA                           Support Center                                                               -----------
                                                                                                 Total            $5,081,866
                                                                                                                 ===========

Item 3.   Legal Proceedings

         The Company is not involved in any material pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such other routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations. All executive officers of the Company had the same position with respect to the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                    PART II

Item 5.  Market for the Common Stock and Related Stockholder Matters

         The Common Stock of HF Bancorp, Inc. is traded over-the-counter on the NASDAQ Stock Market under the new symbol "HEMT". The stock began trading on June 30, 1995. The stock has traded in the high and low range of $10.25 and $8.1875, respectively, during the fiscal year ended June 30, 1996. On September 3, 1996, the closing price of the Common Stock was $9.375. To date, the Company has not paid a dividend to its shareholders. In the future, the Board of Directors may consider a policy of paying cash dividends on the Common Stock. On February 8, 1996 the OTS approved a five percent repurchase program authorized by the Board of Directors of the Company. A total of 330,625 shares were repurchased at an average of $10.125. The repurchase was completed on May 28, 1996. As of September 3, 1996, there were 767 holders of the Common Stock of the Company, which includes the approximate number of shares held in street name and 6,281,875 shares outstanding (excluding Treasury shares). Additional information relating to the payment of dividends by the Registrant appears in Note 17 to the Notes to Consolidated Financial Statements included herein on page 117.

Item 6.  Selected Consolidated Financial and Other Data of the Company

         Set forth below are selected consolidated financial and other data of the Company for the periods and at the dates indicated. This financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and related Notes of the Company presented elsewhere herein.

                                                                         At June 30,
                                        ----------------------------------------------------------------------------
                                            1992            1993            1994            1995            1996
                                            ----            ----            ----            ----            ----
                                                                       (In thousands)
Selected Financial Condition Data:
   Total assets..........................  $558,756        $538,475        $597,452        $666,062        $826,916
   Loans receivable, net.................   234,359         230,773         206,370         202,397         225,161
   CMOs available for sale, net(1).......        --              --          55,246          39,989          33,257
   CMOs held to maturity, net(1)(2)......    68,454          68,959             607             432           6,666
     mutual funds available for sale.....        --              --          15,097          15,408          15,283
   Other investment securities
     and interest-earning assets(1)(3)...    43,194          32,822          15,215         101,074         270,130
   Mortgage-backed securities
     available for sale, net(1)..........        --          51,725          78,243          70,603         100,259
   Mortgage-backed securities held
     to maturity, net(1).................   181,643         125,618         199,696         208,090         159,262
   Real estate acquired through
     foreclosure, net....................     1,706           1,092           2,877           1,361           1,079
   Real estate acquired for sale
     or investment, net..................     5,772           2,978           2,411           2,539             996
   Deposit accounts......................   490,280         470,449         480,959         472,337         669,725
   Advances from the FHLB................    20,000          20,000          70,000          70,000          70,000
   Total equity/stockholders' equity.....    38,523          40,841          39,640          87,146          81,071

                                                                                     Fiscal Year Ended June 30,
                                                                   --------------------------------------------------------------
                                                                        1992        1993         1994        1995         1996
                                                                        ----        ----         ----        ----         ----
                                                                                           (In thousands)
Selected Operating Data:
Interest income..................................................     $51,255      $41,606      $38,084      $40,424      $50,355
Interest expense(4) .............................................      38,382       28,515       26,451       28,795       34,059
                                                                       ------       ------       ------       ------       ------
  Net interest income before
     provision for estimated loan losses.........................      12,873       13,091       11,633       11,629       16,296
Provision for estimated loan losses..............................         585        1,920          877        1,202        1,054
  Net interest income after provision
     for estimated loan losses...................................      12,288       11,171       10,756       10,427       15,242
Other income (expense)(1)(5).....................................       3,521        4,242       (5,778)         176          765
General and administrative expenses..............................      11,881       12,205       12,255       11,649       12,931
                                                                       ------       ------       ------       ------       ------
Earnings (loss) before income tax expense (benefit)                     3,928        3,208       (7,277)      (1,046)       3,076
Income tax expense (benefit).....................................       1,900        1,338       (2,704)        (353)       1,129
                                                                       ------       ------       ------       ------       ------
  Net earnings  (loss) before cumulative effect
     of change in method of accounting for
     income taxes and cumulative effect of
     change in method of accounting for securities                      2,028        1,870       (4,573)        (693)       1,947
  Cumulative effect of change in method
     of accounting for income taxes..............................          --          448           --           --           --
  Cumulative effect of change in method
     of accounting for securities (net of
     income tax effect of $2,432)(1)(5)..........................          --           --        3,435           --           --
                                                                       ------       ------       ------       ------       ------
       Net earnings (loss).......................................     $ 2,028      $ 2,318    $  (1,138)      $ (693)     $ 1,947
                                                                       ======       ======       ======       ======       ======

                                                          (footnotes on page 55)


                                                     At or For the Fiscal Year Ended June 30,
                                          ---------------------------------------------------------------
                                                    1992       1993       1994       1995       1996
                                                    ----       ----       ----       ----       ----
Selected Financial Ratios and Other Data:
  Performance ratios(6):
    Return on average assets(7)............         .34%       .41%      (.19)%     (.12)%       .27%
     Return on average equity(8)...........        5.44       5.96      (2.83)     (1.63)       2.24
     Average equity to average assets......        6.18       6.91       6.77       7.14       12.14
     Equity to total assets at end of period       6.89       7.58       6.63      13.08        9.80
     Interest rate spread during the period(9)     2.07       2.19       1.86       1.75        1.74
     Net interest margin(10)(14)...........        2.25       2.44       2.05       2.02        2.37
     Average interest-earning assets to
       average interest-bearing liabilities        1.03x      1.05x      1.04x      1.06x       1.13x
     General and administrative expenses
       to average assets...................        1.97%      2.17%      2.07%      1.95%       1.81%
   Regulatory Capital Ratios(6)(11):
     Tangible capital......................        6.53       7.29       6.39       9.02        6.66
     Core capital..........................        6.53       7.29       6.39       9.02        6.66
     Risk-based capital....................       14.92      18.29      19.27      29.24       24.27
   Asset quality ratios(6):
     Nonperforming loans as a percent of
       gross loans receivable (12).........        1.69       3.28       1.25       1.10        0.56
     Nonperforming assets as a percent of
       total assets(13)....................        1.04       1.69       1.04       0.63        0.33
     Net loan charge-offs as a percent of
       average loans.......................          --        .04        .61       0.58        0.57
     Allowance for estimated loan losses as a
       percent of gross loans receivable(12)        .56       1.33       1.27       1.30        1.33
     Allowances for total estimated losses as a
       percent of nonperforming assets.....       25.09      43.52      73.07     110.71       94.18
     Allowance for estimated loan losses as a
       percent of nonperforming loans......       33.19      40.66     101.75     118.11      235.75
   Other Data:
     Number of mortgage loans..............       3,696      3,399      2,985      2,855       2,924
     Number of deposit accounts............      41,969     40,723     39,311     38,572      45,822
     Full service offices..................          12         12         12         12          15

_____________________________________
(1) The Association analyzed its portfolio and made a final classification of its investment and mortgage-backed securities as "held to maturity" or "available for sale" when the Association adopted the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective June 30, 1994.
(2) Includes an interest-only stripped mortgage-backed security.
(3) Includes U.S. Government and agency notes, federal funds sold and interest-earning accounts at the FHLB, which are included in cash and cash equivalents.
(4) Includes net hedging expense of $4.8 million, $5.1 million, $4.7 million, $4.5 million and $3.2 million, for the fiscal years ended June 30, 1992, 1993, 1994, 1995 and 1996, respectively.
(5) Other expense of $5.8 million reported for the fiscal year ended 1994 was primarily due to a net loss from real estate operations of $1.6 million and the lower of cost or market adjustment for securities available for sale of $5.9 million. Upon the adoption of SFAS No. 115, the Association reclassified certain mortgage-backed securities previously classified as available for sale to a held to maturity classification. As a result, the cumulative effect of the accounting change as of June 30, 1994, was to reverse the previously recorded unrealized holding gains and losses on these securities, net of a tax effect of $2.4 million, of $3.4 million. See Note 1 of the Notes to Consolidated Financial Statements.
(6) Asset quality ratios and regulatory capital ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(7) Return on average assets is net earnings (loss) divided by average total assets.
(8) Return on average equity is net earnings (loss) divided by average equity.
(9) The interest rate spread represents the differences between the average rate on interest-earning assets and the average rate on interest-bearing liabilities.
(10)Represents net interest income before provision for estimated loan losses as a percentage of average interest-earning assets.
(11)For definitions and further information relating to the Association's regulatory capital requirements, see "Regulation - Federal Savings Institution Regulation - Capital Requirements."
(12)Includes all non-accrual loans, and loans delinquent 90 days or more, net of undisbursed loan funds.
(13)Nonperforming assets consist of nonperforming loans and REO.
(14)Reflects yield on mortgage backed and related securities and other investment securities calculated on the historical amortized cost balances.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General
         -------

         The Company was formed for the purpose of acquiring the Association in connection with the Association's conversion from mutual to stock form. The Company was incorporated in Delaware and is headquartered in Hemet, California. Its principal business currently consists of the operation of its wholly owned subsidiary Hemet Federal Savings and Loan Association. The Company has signed a definitive merger agreement to acquire Palm Springs Savings Bank which is expected to be completed on September, 27, 1996. The Company had no operations prior to June 30, 1995 and, accordingly, the results of operations prior to such date reflect only those of the Association and its subsidiaries.

         The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds from operations, and borrowings, primarily in one- to four-family residential mortgage loans. The Company's current strategic plan is to maintain the Association's well-capitalized position to take advantage of future expansion or growth opportunities, while managing growth, maintaining asset quality, controlling expenses and reducing exposure to credit and interest rate risk. Management seeks to accomplish these goals by: (i)continuing to emphasize its community banking services through its network of retail branches, which includes the origination of one- to four-family residential loans in the communities it serves as market conditions permit; (ii)placing greater emphasis on the origination of ARM loans when market conditions permit; (iii)enhancing earnings and offsetting the effects of the competition for mortgage lending in the Association's market area through the purchase of adjustable rate and short term fixed rate mortgage-backed and related securities, which provide a source of liquidity, low credit risk and low administrative cost as well as helping to manage interest rate risk; and (iv) continuing to monitor interest rate risk, while de-emphasizing off-balance sheet hedging activities, which the Association initiated in 1987 to reduce the interest rate risk associated with its interest rate sensitive assets and liabilities; at that time, the Association's interest rate sensitive liabilities exceeded its interest rate sensitive assets creating a negative "gap" position.

         The Association intends to continue to seek opportunities to originate for its portfolio one- to four-family residential mortgage loans in its primary market area of Riverside and San Diego County, California. The Association's total net loan portfolio has decreased as a percent of the Company's total assets since 1990 primarily because of intense competition in the Association's market area for loan originations and, as interest rates decreased in the early 1990s, there was less demand for ARM loans than 30-year fixed-rate loans. Additionally, as interest rates decreased, higher levels of prepayments were experienced in the loan portfolio as borrowers refinanced their loans at lower interest rates, primarily 30-year fixed-rate loans. While continuing to offer loans in its community, management has sought to manage interest rate risk and enhance earnings by investing in adjustable and fixed-rate mortgage-backed and related securities as well as certain investment securities. At June 30, 1996, the Company had $259.5 million, or 31.4% of the Company's total assets in mortgage-backed securities and $207.8 million or 25.1% of the Company's total assets in investment securities.

         The Company's results of operations are dependent primarily on the difference between income on interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company's operating results are also affected by its net hedging expense and the amount of its general and administrative expenses, which consist principally of employment compensation, occupancy expenses and federal deposit insurance premiums. The Company's operating results are affected to a lesser extent by the amount of its other operating income, including loan servicing, origination and commitment fees, as well as transactional and other fee income. Additionally, net earnings may be affected by gains or losses on the sale of investment securities and mortgage-backed and related securities.

         Total assets of the Company increased $160.9 million, or 24.2% for the fiscal year ended June 30, 1996, primarily as a result of the acquisition by the Association of three branches from Hawthorne Savings, F.S.B. on June 21, 1996, which increased cash by $177.9 million, premises and equipment by $1.5 million and other assets (core deposits premium) by $6.6 million. A significant portion of the cash received was used to pay off $50 million in FHLB borrowings and a $49.4 million reverse repurchase agreement borrowed in the current year to fund the purchase of $100 million in FHLB callable notes. The ratio of equity to total assets has decreased from 13.1% at June 30, 1995 to 9.8% at June 30, 1996. The book value per share issued and outstanding has decreased from $13.17 at June 30, 1995 to $12.91 at June 30, 1996. Loans receivable increased from $202.4 million at June 30, 1995 to $225.2 million at June 30, 1996, an increase of 11.2% due primarily to a significant increase in loan originations and a whole loan purchase of adjustable rate residential loans, indexed to the FHLB 11th District Cost of Funds (COFI), from a local Savings Bank in the amount of $12.4 million. For the year ended June 30, 1996, the amount of loan fundings was over double that for the year ended June 30, 1995, where $50.6 million was funded for the fiscal year ended June 30, 1996 compared to $17.6 million funded for the year ended June 30, 1995. Investment securities increased $133.0 million, from $74.9 million at June 30, 1995 to $207.8 million at June 30, 1996 due primarily to the purchase of $100 million in FHLB callable notes which are classified as investment securities available for sale. Mortgage-backed securities decreased $19.2 million, from $278.7 million at June 30, 1995 to $259.5 million at June 30, 1996 due to repayments during the period. Deposit account balances increased $197.4 million, or 41.8%, from $472.3 million at June 30, 1995, to $669.7 million at June 30, 1996, due primarily to the acquisition of $185.2 million in deposits from Hawthorne Savings, F.S.B. on June 21, 1996. Cash and cash equivalents increased from $88.6 million at June 30, 1995 to $100.6 million at June 30, 1996 primarily due to cash received upon the acquisition of the three Hawthorne Savings, F.S.B. branches. Other assets increased from $5.3 million at June 30, 1995 to $14.4 million at June 30, 1996 primarily due to the $6.6 million in core deposit premium booked upon the acquisition of the three Hawthorne Savings, F.S.B. branches. Accounts payable and other liabilities decreased from $34.8 million at June 30, 1995 to $5.3 million at June 30, 1996 primarily due to the refund in July 1995 of $26.5 million in over-subscriptions for stock purchased by potential investors during the initial public offering in June 1995. Total equity decreased from $87.1 million at June 30, 1995 to $81.1 million at June 30, 1996 primarily due to repurchase of 330,625 shares of common stock of the Company for $3.3 million, the purchase of 198,375 shares of common stock of the Company by the Association for future distribution under the Stock Compensation Plan which is included as a contra equity account for $2.0 million at June 30, 1996 and the decrease in the net unrealized gain on securities available for sale from a net unrealized gain of $769,000 at June 30, 1995 to a $2.3 million net unrealized loss at June 30, 1996. The primary reason for the negative effect on equity resulting from marking the available for sale investments to market was the decline in the Treasury yield curve of approximately 50 basis points in the 5 and 10 year note range and the fact that the Association transferred $83.6 million of investments from the held to maturity classification to available for sale. The available for sale portfolio increased from $126.0 million at June 30, 1995 to $273.4 million at June 30, 1996, or 117.0%.

         Managing Interest Rate Risk and Hedging Activities
         --------------------------------------------------

         In an effort to manage the Company's vulnerability to interest rate changes, management closely monitors interest rate risk on an ongoing basis.

         The Association has limited its exposure to interest rate risk, in part, through the origination of ARM loans and shorter-term fixed-rate loans. At June 30, 1996, 46.5% of the Association's gross loans were ARM loans. Management believes that, although investment in ARM loans may reduce short-term earnings below amounts obtainable through investments in fixed-rate mortgage loans, an ARM loan portfolio reduces the Association's exposure to adverse interest rate fluctuations and enhances longer term profitability. In recent periods, overall loan originations have decreased in the Association's market area, therefore the Association has sought to purchase adjustable rate whole loans in the secondary market and invest in adjustable rate and short term fixed rate mortgage-backed and related securities to shorten the duration of its asset mix. There can be no assurance that any substantial amount of ARM loans meeting the Association's underwriting standards will be available for origination in the future; however, the current increasing interest rate environment should facilitate the Association's ability to originate ARMs.

         As loan balances as a percentage of assets have decreased, the Company has increased its investments in adjustable rate mortgage-backed and mortgage-related securities, and other investment securities with short and intermediate average lives. The investment policy of the Company is designed to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate risk, to supplement the Association's lending activities, and to provide and maintain liquidity. At June 30, 1996, the Company's mortgage-backed and mortgage-related securities portfolio, including those available for sale consisted of $145.1 million with fixed-rates and $154.3 million with adjustable-rates. Included in this total were $39.9 million of CMOs, of which 83.4% had adjustable-rates. Most CMOs are private issue CMOs securitized by whole loans and carry an AAA rating, while others are insured or guaranteed by the FHLMC, FNMA or GNMA. At June 30, 1996, the Company's investment securities and other interest-earning assets included $117.4 million of assets maturing and repricing in one year or less and $7.0 million of assets maturing and repricing between one and five years or less. These investments are consistent with the Company's objective of controlling interest rate risk through investments in instruments with shorter terms to maturity or average lives to better match the repricing of liabilities.

         The Association has utilized a variety of financial instruments and strategies to manage the interest rate risk associated with its interest rate sensitive assets and liabilities, including off-balance sheet transactions, such as interest rate agreements, including swaps, caps and floors, which the Association originally entered into to synthetically adjust the duration of the Association's liabilities to more closely match that of its assets. At June 30, 1996, the Association had two interest rate swap agreements with an aggregate notional amount of $35million. The Association also purchased in 1991 a stripped mortgage-backed security, interest-only ("IO") to help protect the Association from increases in interest rates much the way an interest rate swap would.

         For the fiscal years ended June 30, 1992, 1993, 1994, 1995 and 1996, the Association incurred net interest expense on interest rate exchange agreement activity of approximately $4.8 million, $5.1 million, $4.7 million, $4.5 million and $3.2 million, respectively. The off-balance sheet net unrealized market value loss associated with the interest rate swaps was $2.1 million at June 30, 1996. See Notes to Notes to Consolidated Financial Statements. Interest rate swaps fluctuate in market price based on the movement of interest rates. The Association's interest rate swaps are "short swaps" whereby the Association pays a predetermined fixed rate and receives a variable rate tied to the 3-month LIBOR, on a specified notional amount. The exchange of payments is done on a quarterly basis. Since the interest rate swap agreements were first entered into in 1987, the 3-month LIBOR initially ranged from between 8-10%, then decreased to a low of 3.25% in early 1993 and was 5.6% at June 30, 1996. The swaps were entered into by the Association to help protect it from rising rates and became disadvantageous when rates began to decline significantly, beginning in the first quarter of 1989 and continuing through the fourth quarter of 1993. At June 30, 1993, when the 3-month LIBOR was 3.25%, the Association had an unrealized loss of $22.5 million on an outstanding notional amount of swaps of $156.0 million. By June 30, 1994, the notional amount of swaps outstanding had decreased to $150 million due to scheduled maturities, and the 3-month LIBOR had increased to 4.87%. At June 30, 1996, the notional amount of swaps outstanding decreased further to $35 million and the 3-month LIBOR was 5.6%. The decreases in the notional amount of swaps outstanding coupled with the increases in the 3-month LIBOR resulted in the amount of the unrealized market loss decreasing to $2.1 million as of June 30, 1996. Further decreases in the unrealized market loss on the swaps could be expected if the 3-month LIBOR rises. However, during the first quarter of fiscal 1996, the 3-month LIBOR began to decrease, therefore increasing the cost associated with the swaps. As a result, in July 1995 management decided to terminate its interest in interest rate swaps with outstanding notional balances of $60.0 million. The termination of the swaps resulted in the Association realizing a fixed loss of $4.9 million, which will be amortized in accordance with when the swaps expire. For the fiscal year ending June 30, 1996 the Association recognized $2.0 million as amortized expense of the deferred loss on terminated swaps. The budget on terminated swaps for the fiscal years ending 1997, 1998 and 1999 will recognize amortization of $1.8 million, $798,000, and $272,000, respectively. The last swap in the group will expire in November, 1998. In the event market conditions change and interest rates begin declining further, particularly the 3-month LIBOR, management may sell the remaining interest rate swaps or a portion thereof to which it is a party to avoid incurring the significant expenses associated with those agreements in a decreasing interest rate environment. The Association has de-emphasized off-balance sheet hedging activities as part of its strategic plan to manage interest-rate risk and instead has emphasized the origination of ARM loans and the purchase of adjustable and short term fixed-rate mortgage-backed and related securities; however, management may engage in hedging activities on a selective basis as management deems necessary and appropriate given market conditions and the composition of the Company's asset and liability portfolios.


         Interest Rate Sensitivity Analysis
         ----------------------------------

         The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it matures or re-prices within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities maturing or re-pricing within a specific time frame. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets maturing or re-pricing within that same time frame. Accordingly, in a rising interest rate environment, an institution with a positive gap would be in a better position to invest in higher yielding assets, which would result in the yield on its assets increasing at a pace closer to the cost of its interest-bearing liabilities, than would be the case if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than an institution with a negative gap, which would tend to restrain the growth of its net interest income.

         The Association maintains a high level of short-term savings deposits, including passbook savings, negotiable order of withdrawal ("NOW") checking accounts and money market investment accounts and short-term certificates of deposit. These accounts typically react more quickly to changes in market interest rates than the Company's investments in mortgage-backed and related securities and mortgage loans because of the shorter maturity and re-pricing characteristics of deposits. As a result, generally, sharp increases in interest rates may adversely affect earnings while decreases in interest rates may beneficially affect earnings.

         In managing its interest rate risk the Association makes every effort to provide a more equal match between the maturity of its liabilities and the maturity or repricing of its investments. In monitoring this process the Association regularly conducts a comprehensive analysis of the interest rate risk profile and inherent profitability of it's balance sheet. The Association utilizes an option adjusted spread analysis including Monte Carlo simulation in arriving at a mark-to-market comparison of assets and liabilities to book values and in calculating the net present value of the Association's equity position. The primary focus is on managing market value and total return. The Association also makes use of the quarterly OTS Interest Rate Risk Exposure Report, which has numerous similarities to the Association's internal system. In addition, but to a much lesser degree, the Company will review its asset-liability gap position as an indication of how it is faring on matching its asset/liability maturity - repricing profile.

         The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1996, that are expected to reprice or mature in each of the future time periods shown, based on certain assumptions. Except as stated below, the assets, liabilities, and hedges shown that reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset, liability, or hedge. All mortgage-backed securities are assumed to prepay at a constant prepayment rate of 15%, which was chosen based upon a consensus of prepayment rates that apply to various weighted average coupons over various weighted average maturities and which are published by the larger brokerage houses who deal in mortgage-backed and related securities; while CMO's are assumed to prepay at 14%. Mortgage loans are assumed to prepay at 4.5% which parallels the Association's experience on originated loans held in portfolio. Additionally, all variable rate deposit accounts, which include passbook, NOW, Super NOW, and money market accounts, are assumed to run-off at a rate of 7.49% for up to 3 months, 8.10% from 3 months to 6 months, 17.80% from over 6 months to 1 year, 4.90% from over 1 year to 3 years, 4.62% from over 3 years to 5 years, 10.47% from over 5 years to 10 years, 17.61% from over 10 to 20 years, and 100% for over 20 years. The liability assumptions for variable rate deposit accounts were derived partly from industry methodology standards of valuing core deposits and a blend of the Association's own historical experience. The outstanding hedges at June 30, 1996 were for the purpose of synthetically extending the duration of all short-term deposit accounts with maturities or repricings of one year or less. Management believes that all of the above assumptions are reasonable.

         The following table sets forth the amounts of the Company's interest-earning assets and interest-bearing liabilities outstanding at June 30, 1996, based on the information and assumptions set forth in the notes below.

                                                                                    At June 30, 1996
                                                 ----------------------------------------------------------------------------------
                                                           Three            Four Months            One to              Three to
                                                      Months or Less        to One Year          Three Years          Five Years
                                                      --------------        -----------          -----------          ----------
                                                                                     (Dollars in thousands)
Interest-earning assets:
  Mortgage loans(1)............................          $  41,629           $   67,407          $   18,295             $  15,426
  Consumer loans(1)............................                937                  923                 583                   549
  CMOs(2)......................................             32,870                  886               1,890                 1,349
  Mortgage-backed securities(3)................             51,412               90,774              34,306                22,359
  FHLB Stock...................................              4,436                   --                  --                    --
  Other investment securities and interest-
    earning assets(4)..........................            110,441                7,000                  --                 7,000
                                                        ----------            ---------           ---------             ---------
    Total interest-earning assets..............            241,725              166,990              55,074                46,683
  Adjusted for:
      Unamortized yield adjustments............              (270)                 (89)                  43                  (27)
    Net interest-earning assets................            241,455              166,901              55,117                46,656
                                                        ----------            ---------           ---------             ---------
Interest-bearing liabilities:
  Passbook accounts............................              4,813               14,539               2,200                 1,973
  NOW accounts(5)..............................              2,656                8,020               1,214                 1,088
  Money market investment accounts.............              2,503                7,565               1,145                 1,027
  Certificate of deposit accounts..............            152,396              276,506              85,620                12,550
  FHLB borrowings..............................                 --               20,000              50,000                    --
                                                        ----------            ---------           ---------             ---------
    Total interest-bearing liabilities.........            162,368              326,630             140,179                16,638
  Impact of hedging activities(6)..............           (35,000)                   --              35,000                    --
                                                        ----------            ---------           ---------             ---------
  Interest-bearing liabilities adjusted for
    hedging....................................            127,368              326,630             175,179                16,638
                                                        ----------            ---------           ---------             ---------
  Interest-rate hedged sensitivity gap.........           $114,087          $ (159,729)          $(120,062)             $  30,018
                                                        ==========            =========           =========             =========
  Cumulative interest rate hedged sensitivity
    gap........................................           $114,087           $ (45,642)          $(165,704)             $(135,686)
                                                        ==========            =========           =========             =========
  Cumulative interest rate hedged sensitivity
    gap as a percentage of total assets........              13.80%               -5.52%             -20.04%               -16.41%
  Cumulative interest rate sensitivity gap as a
    percentage of total assets pre-hedging                    9.56%               -9.75%             -20.04%               -16.41%
  Cumulative net interest-earning assets as
    a percentage of interest-bearing liabilities            148.71%               83.51%              73.66%                78.99%

                                                                               At June 30, 1996
                                                        ---------------------------------------------------------------
                                                               Five to            More Than
                                                              Ten Years           Ten Years               Total
                                                              ---------           ---------               -----
                                                                            (Dollars in thousands)
Interest-earning assets:
  Mortgage loans(1)............................                 $31,320             $ 50,368              $224,445
  Consumer loans(1)............................                   1,186                  875                 5,053
  CMOs(2)......................................                   1,864                  498                39,357
  Mortgage-backed securities(3)................                  30,249               28,617               257,717
  FHLB Stock...................................                      --                   --                 4,436
  Other investment securities and interest-
    earning assets(4)..........................                  26,000              117,000               267,441
                                                              ---------            ---------             ---------
    Total interest-earning assets..............                  90,619              197,358               798,449
  Adjusted for:
      Unamortized yield adjustments............                   (139)                (461)                 (943)
                                                              ---------            ---------             ---------
    Net interest-earning assets................                  90,480              196,897               797,506
                                                              ---------            ---------             ---------
Interest-bearing liabilities:
  Passbook accounts............................                   4,265               36,467                64,257
  NOW accounts(5)..............................                   2,353               20,117                35,448
  Money market investment accounts.............                   2,219               18,975                33,434
  Certificate of deposit accounts..............                   1,768                   --               528,840
  FHLB borrowings..............................                     --                    --                70,000
                                                              ---------            ---------             ---------
    Total interest-bearing liabilities.........                  10,605               75,559               731,979
  Impact of hedging activities(6)..............                      --                   --                    --
                                                              ---------            ---------             ---------
  Interest-bearing liabilities adjusted for
    hedging                                                      10,605               75,559               731,979
                                                              ---------            ---------             ---------
  Interest-rate hedged sensitivity gap.........                 $79,875             $121,338              $ 65,527
                                                              =========            =========             =========
  Cumulative interest rate hedged sensitivity gap              $(55,811)            $ 65,527
                                                              =========            =========
  Cumulative interest rate hedged sensitivity gap
    as a percentage of total assets............                  -6.75%                7.92%
  Cumulative interest rate sensitivity gap as a
    percentage of total assets pre-hedging                       -6.75%                7.92%
  Cumulative net interest-earning assets as
    a percentage of interest-bearing liabilities                 91.50%              108.95%



- ----------------------------------------
(1) For purposes of the gap analysis, mortgage and consumer loans are reduced for non-performing loans but are not reduced for the allowance for estimated loan losses.
(2) Includes CMOs available for sale and held to maturity including an interest-only stripped mortgage-backed security with a book value of $325,000.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Includes federal funds sold, interest-earning accounts at the FHLB and FHLB Stock.
(5)    Excludes non-interest-bearing checking accounts of $7.7 million.
(6)    Represents the impact of off-balance sheet interest rate swaps and caps.

         Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their ARM loans may decrease in the event of an interest rate increase.

         Analysis of Net Interest Income
         -------------------------------

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

         Average Balance Sheet
         ---------------------

         The following table sets forth certain information relating to the Company for the fiscal years ended June 30, 1994, 1995, and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.

                                                                                Year Ended June 30,
                                                                      ----------------------------------------
                                                                                      1994
                                                                      ----------------------------------------

                                                                                                   Average
                                                                        Average                    Yield/
                                                                        Balance       Interest       Cost
                                                                      ------------  ------------  ------------
                                                                             (Dollars in thousands)
ASSETS:
  Interest-earning assets:
    Real estate loans, net(1)........................................    $211,759      $17,586        8.30%
    Consumer loans, net(1)...........................................       6,785          704       10.38
    Mortgage-backed securities(2)(9).................................     232,399       14,542        6.26
    CMOs(3)(9).......................................................      62,594        2,998        4.79
    Other investment securities and interest-earning assets(4)(9)....      51,019        2,092        4.10
    FHLB stock.......................................................       3,932          162        4.12
                                                                         --------      -------
      Total interest-earning assets..................................     568,488       38,084        6.70
  Non-interest-earning assets........................................      24,572
      Total assets...................................................    $593,060
                                                                         ========
LIABILITIES AND EQUITY:
  Interest-bearing liabilities:
    Deposit accounts.................................................    $477,065      $18,520        3.88
    Borrowings(5)....................................................      69,344        3,245        4.68
    Net hedging expense(6)...........................................                    4,686
    Capitalized interest.............................................          --           --
      Total interest-bearing liabilities.............................     546,409       26,451        4.84
                                                                         --------      -------
  Non-interest-bearing liabilities...................................       6,475
                                                                         --------
      Total liabilities..............................................     552,884
  Equity.............................................................      40,176
                                                                         --------
      Total liabilities and equity...................................    $593,060
                                                                         ========
  Net interest income/interest rate spread(7)........................                  $11,633        1.86%
                                                                                       =======     =======
  Net interest-earning assets/net interest margin(8).................    $ 22,079                     2.05%
                                                                         ========                  =======
  Ratio of interest-earning assets to interest-bearing liabilities...                                 1.04x
                                                                                                   =======

                                                                                Year Ended June 30,
                                                                      ----------------------------------------
                                                                                      1995
                                                                      ----------------------------------------

                                                                                                   Average
                                                                        Average                    Yield/
                                                                        Balance       Interest       Cost
                                                                      ------------  ------------  ------------
                                                                                (Dollars in thousands)

Assets:
  Interest-earning assets:
    Real estate loans, net(1)........................................    $198,546      $15,755        7.94%
    Consumer loans, net(1)...........................................       5,745          590       10.27
    Mortgage-backed securities(2)(9).................................     277,232       18,191        6.56
    CMOs(3)(9).......................................................      48,495        3,217        6.63
    Other investment securities and interest-earning assets(4)(9)....      40,856        2,452        6.00
    FHLB stock.......................................................       4,152          219        5.27
                                                                         --------      -------
      Total interest-earning assets..................................     575,026       40,424        7.03
                                                                                       -------
  Non-interest-earning assets........................................      22,204
                                                                         --------
      Total assets...................................................    $597,230
                                                                         ========
Liabilities and Equity:
  Interest-bearing liabilities:
    Deposit accounts.................................................    $474,947       20,628        4.34
    Borrowings(5)....................................................      70,000        3,641        5.20
    Net hedging expense(6)...........................................                    4,526
    Capitalized interest.............................................                       --
                                                                         --------      -------
      Total interest-bearing liabilities.............................     544,947       28,795        5.28
                                                                         --------      -------
  Non-interest-bearing liabilities...................................       9,638
                                                                         --------
      Total liabilities..............................................     554,585
  Equity.............................................................      42,645
                                                                         --------
      Total liabilities and equity...................................    $597,230
                                                                         ========
  Net interest income/interest rate spread(7)........................                  $11,629        1.75%
                                                                                       =======     =======
  Net interest-earning assets/net interest margin(8).................    $ 30,079                     2.02%
                                                                         ========                  =======
  Ratio of interest-earning assets to interest-bearing liabilities...                                 1.06x
                                                                                                   =======
                                                                                 Year Ended June 30,
                                                                      ----------------------------------------
                                                                                      1996
                                                                      ----------------------------------------

                                                                                                   Average
                                                                        Average                    Yield/
                                                                        Balance       Interest       Cost
                                                                      ------------  ------------  ------------
                                                                             (Dollars in thousands)
Assets:
  Interest-earning assets:
    Real estate loans, net(1)........................................    $206,361      $17,111        8.29%
    Consumer loans, net(1)...........................................       5,001          537       10.74
    Mortgage-backed securities(2)(9).................................     274,617       19,113        6.96
    CMOs(3)(9).......................................................      43,075        2,905        6.74
    Other investment securities and interest-earning assets(4)(9)....     153,744       10,390        6.76
    FHLB stock.......................................................       5,394          299        5.54
                                                                        ---------      -------
      Total interest-earning assets..................................     688,192       50,355        7.32
                                                                                       -------
  Non-interest-earning assets........................................      26,970
                                                                        ---------
      Total assets...................................................    $715,162
                                                                        =========
Liabilities and Equity:
  Interest-bearing liabilities:
    Deposit accounts.................................................     487,040       23,781        4.88
    Borrowings(5)....................................................     123,587        7,086        5.73
    Net hedging expense(6)...........................................                    3,192
    Capitalized interest.............................................                       --
                                                                                       -------
      Total interest-bearing liabilities.............................     610,627       34,059        5.58
                                                                        ---------      -------
  Non-interest-bearing liabilities...................................      17,732
      Total liabilities..............................................     628,359
  Equity.............................................................      86,803
                                                                        ---------
      Total liabilities and equity...................................    $715,162
                                                                        =========
  Net interest income/interest rate spread(7)........................                  $16,296        1.74%
                                                                                       =======     =======
  Net interest-earning assets/net interest margin(8).................    $ 77,565                     2.37%
                                                                        =========                  =======
  Ratio of interest-earning assets to interest-bearing liabilities                                    1.13x
                                                                                                   =======


- ---------------------------------------
(1) In computing the average balance of loans, non-accrual loans have been included.
(2) Includes both mortgage-backed securities available for sale and held to maturity.
(3) Includes both CMOs available for sale and held to maturity, including an interest-only stripped mortgage-backed security.
(4) Includes federal funds sold, banker's acceptances, commercial paper, interest-earning accounts at the FHLB and U.S. government and agency obligations.
(5) Includes advances from the FHLB and dollar reverse repurchase agreements.
(6) Represents the net interest expense of hedging activities from interest rate swaps, caps, and floors.
(7) Interest rate spread represents the difference between the average rate on interest-earning assets and the average rate on interest-bearing liabilities.
(8) Net interest margin equals the net interest income before provision for estimated loan losses divided by average interest-earning assets.
(9) Average balance of mortgage-backed and related securities and other investment securities and interest earning assets classified as available for sale are based on the average of historical amortized cost.

         Rate/Volume Analysis
         --------------------

         The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                               Year Ended June 30, 1994           Year Ended June 30, 1995

                                                      Compared to                        Compared to

                                               Year Ended June 30, 1993           Year Ended June 30, 1994
                                            -------------------------------   ---------------------------------

                                                  Increase (Decrease)                Increase (Decrease)
                                            -------------------------------   ---------------------------------

                                                        Due to                             Due to
                                            -------------------------------   ---------------------------------
                                              Volume      Rate      Net         Volume      Rate        Net
                                              ------      ----      ---         ------      ----        ---

                                                                      (In thousands)
INTEREST INCOME:

  Real estate loans, net.................     $(1,088)  $(2,105)  $(3,193)      $(1,080)     $(751)   $(1,831)
  Consumer loans, net....................        (128)      (25)     (153)         (107)        (7)      (114)
  Mortgage-backed securities, net(1)           10,270   (10,877)     (607)        2,923        726      3,649
  CMOs(2)................................          20      (308)     (288)         (310)       529        219
  Other investment securities and
    interest-earning assets..............         435       177       612          (272)       632        360
  FHLB stock(3)..........................         ---       107       107            10         47         57
                                               ------    ------    ------        ------     ------     ------
      Total interest income..............       9,509   (13,031)   (3,522)        1,164      1,176      2,340
                                               ------    ------    ------        ------     ------     ------

INTEREST EXPENSE:

  Deposit accounts.......................        (501)   (2,766)   (3,267)          (82)     2,190      2,108
  Advances from the FHLB and
    other borrowings.....................      (1,871)     (323)    1,548            31        365        396
  Net hedging expense....................          --      (405)     (405)           --       (160)      (160)
  Capitalized interest...................          60        --        60            --         --         --
                                               ------    ------    ------        ------     ------     ------


      Total interest expense.............       1,430    (3,494)   (2,064)          (51)     2,395      2,344
                                               ------    ------    ------        ------     ------     ------


Net change in net interest income........   $   8,079  $ (9,537) $ (1,458)      $ 1,215    $(1,219)   $    (4)
                                               ======    ======    ======        ======     ======     ======

                                                Year Ended June 30, 1996

                                                       Compared to

                                                Year Ended June 30, 1995
                                            --------------------------------

                                                   Increase (Decrease)
                                            --------------------------------

                                                         Due to
                                            --------------------------------
                                              Volume      Rate       Net
                                              ------      ----       ---

                                                    (In thousands)
Interest Income:

  Real estate loans, net.................     $   621   $   734    $1,355
  Consumer loans, net....................         (76)       23       (53)
  Mortgage-backed securities, net(1)             (172)    1,095       923
  CMOs(2)................................        (359)       47      (312)
  Other investment securities and
    interest-earning assets..............       6,773     1,165     7,938
  FHLB stock(3)..........................          65        15        80
                                               ------    ------    ------
      Total interest income..............       6,852     3,079     9,931
                                               ------    ------    ------


Interest Expense:

  Deposit accounts.......................         525     2,628     3,153
  Advances from the FHLB and
    other borrowings.....................       2,787       658     3,445
  Net hedging expense....................          --    (1,334)   (1,334)
  Capitalized interest...................          --        --        --
                                               ------    ------    ------


      Total interest expense.............       3,312     1,952     5,264
                                               ------    ------    ------


Net change in net interest income........     $ 3,540   $ 1,127  $  4,667
                                               ======    ======    ======

- ---------------------------------------
(1) Includes both mortgage-backed securities available for sale and held to maturity.
(2) Includes both CMOs available for sale and CMOs held to maturity, including an interest-only stripped mortgage-backed security.
(3) Income amounts represent stock dividends paid on FHLB stock.

      Comparison of Operating Results for the Fiscal Years Ended June 30,
      -------------------------------------------------------------------
                                 1996 and 1995
                                 -------------

         General. The Company reported net income of $1.9 million for the fiscal year ended June 30, 1996 compared to a net loss of $693,000 for the fiscal year ended June 30, 1995. Net interest income increased $4.7 million or 40.1% from $11.6 million for the year ended June 30, 1995 to $16.3 million for the year ended June 30, 1996, primarily due to several factors, including: interest earned on investment of the IPO proceeds; a lower net interest expense from hedging transactions; leveraging transactions in which $100 million of borrowings funded investment securities with a combined net interest margin of 1.80%; a higher volume of real estate loans originated; and a significant reduction in non performing assets. Future results of operations could be adversely affected if the proposals various regulators have made to Congress that a special one time assessment of between 65-70 basis points be adopted to recapitalize the SAIF fund, which would allow the adoption of an ongoing assessment schedule similar to that applicable to BIF members is actually adopted. If adopted, based upon deposits held by the Association at June 30, 1996, the Association would have to pay between approximately $4.1 million to $4.4 million in insurance premiums to satisfy the special assessment.

         Interest Income. Interest income increased by $9.9 million, or 24.6% from $40.4 million for fiscal 1995 to $50.4 for fiscal 1996. The increase primarily resulted from a $7.7 million increase in interest and dividends on investment securities due to the additional funds invested from the proceeds of the June 30, 1995 initial public offering and the added interest income from the $100 million invested in FHLB callable notes, previously discussed. Interest income from loans increased $1.3 million from $16.3 million from the year ended June 30, 1995 to $17.6 million for the year ended June 30, 1996, primarily due to an increase in the average balance of real estate loans outstanding of $7.8 million and a increase in the average yield of 35 basis points, from 7.94% on an average outstanding balance of $198.6 to 8.29% on an average outstanding balance of $206.4 million. The increase in the outstanding balance of real estate loans was primarily due to an increase in loan originations and a $12.4 million whole loan purchase. Interest income on mortgage-backed securities increased by $922,000, or 5% from $18.2 million for the fiscal year ended June 30, 1995 to $19.1 million for the fiscal year ended June 30, 1996. The increase resulted primarily from an increase in the average yield of 40 basis points from 6.56% on an average outstanding balance of $277.2 million to 6.96% on an average outstanding balance of $274.6 million.

         Interest Expense. Interest expense increased by $5.3 million, or 18.3%, from $28.8 million for fiscal 1995 to $34.1 million for fiscal 1996. The increase in interest expense was due primarily to an increase in the average cost on average interest bearing liabilities by 30 basis points, from 5.28% in fiscal 1995 to 5.58% in fiscal 1996, and an increase in average interest bearing liabilities by $65.7 million from $544.9 million to $610.6 million. Interest on deposits which accounts for 69.8% of total interest expense for fiscal 1996, increased from $20.6 million for fiscal 1995 to $23.8 million for fiscal 1996 due to an increase in the average cost on deposit accounts by 54 basis points, from 4.34% in fiscal 1995 to 4.88% in fiscal 1996, and an increase in the average outstanding balance on deposit accounts from $475.0 million in 1995 to $487.0 million in 1996. Competition for savings deposits continued to increase with the wide array of competitive products on the market. The Association strives to offer competitive deposit rates in its marketplace relative to thrift and bank competition in transaction and term accounts and has offered its deposit products at negative spreads to Treasury rates. Net expenses for hedging activities decreased by $1.3 million or 29.5% from $4.5 million for fiscal 1995 to $3.2 million for fiscal 1996 due to a decrease in interest expense on interest rate swaps from $4.5 million for fiscal 1995 to $3.2 million for fiscal 1996 of which $2.0 million related to the terminated swaps previously discussed. The interest on the swaps decreased primarily due to the termination of swaps with notional balances of $60 million in July, 1995 as previously discussed. Associated with the termination, $2.0 million of the related deferred loss of $4.9 million was amortized offsetting the decrease in interest expense.

         Provision for Estimated Loan Losses. The provision for estimated loan losses decreased by $148,000, or 12.3% from $1.2 million in fiscal 1995 to $1.1 million in fiscal 1996. However, the allowance for estimated loan losses increased from $2.7 million at June 30, 1995 to $3.1 million at June 30, 1996. Such allowances include valuation reserves provided for specifically identified loan losses as well as general valuation allowances for loan losses. Total non-performing loans decreased $980,000 from $2.3 million in 1995 to $1.3 million in fiscal 1996. The ratio of non-performing loans to gross loans decreased from 1.10% in fiscal 1995 to .56% in fiscal 1996 and the ratio of allowance for estimated loan losses to non performing loans increased from 118.11% at June 30, 1995 to 235.75% at June 30, 1996.

         While management uses all information available to make these estimates, future adjustments to the allowances may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control.

         Other Income and Expenses. Other income increased from $176,000 in fiscal 1995 to $765,000 in fiscal 1996. The increase is primarily due to an income tax refund of $373,000 from the California Franchise Tax Board for the fiscal year 1979 and a decrease of $401,000 in the loss provision for real estate owned for investment from $542,000 for fiscal 1995 to $141,000 for fiscal 1996. The decrease can be attributed to the continued divestiture of the real estate portfolio from $2.5 million at June 30, 1995 to $1.0 million at June 30, 1996. While management believes it has adequately provided for losses on its real estate operations there can be no assurance that actual losses will not exceed the estimated amounts.

         General and Administrative Expenses. General and administrative expenses increased by $1.3 million or 11.0%, from $11.6 million in fiscal 1995 to $12.9 million in fiscal 1996. The increase is primarily attributable to the increase in salaries and employee benefits from $5.8 million for fiscal 1995 to $6.8 million for fiscal 1996 due to additional expenses associated with the Employee Stock Ownership Plan, the Stock Compensation Plan and the addition of a new corporate position of Executive Vice President - Chief Operating Officer.

         Income Taxes. The Company's income tax expense increased from a fiscal 1995 benefit of $353,000 to a fiscal 1996 expense of $1.1 million primarily due to the Company improving from a $1.1 million pre-tax loss in fiscal 1995 to a $3.1 million pre-tax income in fiscal 1996.

      Comparison of Operating Results for the Fiscal Years Ended June 30,
      -------------------------------------------------------------------
                                 1995 and 1994
                                 -------------

         General. The Association's net results for the fiscal year ended June 30, 1995 was a loss of $693,000 compared to the loss for the fiscal year ended June 30, 1994 of $1.1 million, an improvement of 39.1%. The primary reason for the improvement was the decrease in general and administrative expense of $606,000, or 4.9% from $12.3 million for the fiscal year ended June 30, 1994 to $11.6 million for the fiscal year ended June 30, 1995. Net interest income before provision for estimated loan losses was virtually unchanged at $11.6 million for the fiscal years ended June 30, 1994 and 1995. During fiscal 1995 the following-interest rate swap contracts matured: (1) an interest rate swap, with a notional amount of $40 million, (October 1994), (2) an interest rate cap with a notional amount of $55 million (January 1995) and (3) an interest rate floor with the notional amount of $75 million (July 1994). Future results of operations could be adversely affected if the proposals various regulators have made to Congress that a special one time assessment of between 85-90 basis points be adopted to recapitalize the SAIF fund, which would allow the adoption of an ongoing assessment schedule similar to that applicable to BIF members is actually adopted. If adopted, based upon deposits held by the Association at June 30, 1995, the Association would have to pay between approximately $4.0 million to $4.5 million in insurance premiums to satisfy the special assessment.

         Interest Income. Interest income increased by $2.3 million, or 6.1%, from $38.1 million for fiscal 1994 to $40.4 million for fiscal 1995. The increase primarily resulted from a 33 basis point increase in the weighted average yield on interest earning assets from 6.70% for fiscal 1994 to 7.03% for fiscal 1995 and an increase in the balance of interest earning assets. Average interest earning assets increased to $575.0 million for fiscal 1995, from $568.5 million for fiscal 1994, or 1.2 %. Interest income from real estate loans, which accounted for 46.2% of total interest income for the fiscal year ended June 30, 1994, decreased by $1.8 million, or 10.4%, primarily due to a decrease in the average balance of real estate loans outstanding of $13.2 million and a decrease in the average yield of 36 basis points, from 8.30% on an average outstanding balance of $211.8 million to 7.94% on an average outstanding balance of $198.6 million. The decrease in the outstanding balance of real estate loans was primarily due to higher yielding loans being prepaid or refinanced and the effect of the lagging interest rates on certain of the Association's ARM loans. Interest income on mortgage- backed and related securities increased by $3.9 million, or 22.1% from $17.5 million for the fiscal year ended June 30, 1994 to $21.4 million for the fiscal year ended June 30, 1995. Average outstanding balances on this category increased $30.7 millon, or 10.4%, from $295.0 million to $325.7 million for the comparable periods. Interest income on mortgage-backed and related securities accounted for 53.0% of total interest income for fiscal 1995. The average weighted yield on this category increased from 5.95% to 6.57%, or 62 basis points.

         Interest Expense. Interest expense increased by $2.3 million, or 8.9%, from $26.5 million for fiscal 1994 to $28.8 million for fiscal 1995. The increase in interest expense was due primarily to an increase in the average cost on average interest bearing liabilities by 44 basis points, from 4.84% in fiscal 1994 to 5.28% in fiscal 1995, the effect of which was partially offset by a decline in average interest bearing liabilities by $1.5 million or 27% for fiscal 1995. Interest on deposit accounts, which accounts for 71.6% of total interest expense, increased by 46 basis points, from 3.88% to 4.34%, whereas the average outstanding balance on deposit accounts decreased by $2.1 million, or
 .44%, from $477.1 million in 1994 to $475.0 million in 1995. The increase in interest expense on deposit accounts is directly related to the Federal Reserve's Board's action to raise short term interest rates throughout fiscal 1995. Competition for savings deposits continued to increase with the wide array of competitive products on the market. The Association strives to offer competitive deposit rates in its marketplace relative to thrift and bank competition in transaction and term accounts and has offered its deposit products at negative spreads to Treasury rates. Although average balances outstanding on borrowings reflected little change, the interest expense increased by $396,000, primarily resulting from the change in activity of using dollar repurchase agreements in fiscal 1994 as compared to fiscal 1995. This financing activity for short term periods has the effect of lowering the average cost since break-even financing rates are so low. The Association had no dollar repurchase activity in the fiscal year ended June 30, 1995, whereas the Association utilized an average of $16.2 million of such borrowings during the fiscal year ended June 30, 1994. Net expenses for hedging activities decreased by $160,000, or 3.4% from $4.7 million for fiscal 1994 to $4.5 million for fiscal 1995.

         Provision for Estimated Loan Losses. The provision for estimated loan losses increased by $325,000, or 37.1 % from $877,000 in fiscal 1994 to $1.2 million in fiscal 1995. The Association's allowance for estimated loan losses was virtually unchanged at $2.7 million at June 30, 1994 and 1995, respectively. Such allowances include valuation reserves provided for specifically identified loan losses as well as general valuation allowances for loan losses. General valuation allowances were virtually unchanged from $1.7 million at both June 30, 1994 and June 30, 1995, while total non-performing loans decreased $355,000 from $2.6 million in 1994 to $2.3 million in fiscal 1995. The ratio of delinquent loans to gross loans decreased from 1.25% in fiscal 1994 to 1.10% in fiscal 1995 and the rates of allowance for estimated loan losses to non performing loans increased from 101.75% at June 30, 1994 to 118.11% at June 30, 1995.

         While management uses all information available to make these estimates, future adjustments to the allowances may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Association's control.

         Other Income and Expenses. Other income increased from an expense of $5.8 million in fiscal 1994 to an income amount of $176,000 in fiscal 1995. The negative positions in fiscal 1994 were primarily the result of a $5.9 million lower of cost or market adjustment for securities available for sale during the period, that was ultimately reversed at the end of the period when the Association adopted SFAS No. 115. See Note 1 to the Notes to Consolidated Financial Statements included elsewhere herein. Apart from this adjustment, there was an increase from $89,000 in fiscal 1994 to $176,000 in fiscal 1995. The primary cause of the increase was a decrease of $814,000 in losses from real estate operations, from a loss of $1.6 million in fiscal 1994 to a loss of $747,000 in fiscal 1995. Gains on sales of mortgage-backed and related securities decreased from net gains of $781,000 in fiscal 1994 to a loss of $13,000 in fiscal 1995 and gains on sales of loans were zero (0) for fiscal 1995 compared to $259,000 in fiscal 1994. The Association also experienced a greater negative equity position relating to its operating subsidiaries, reflecting an increase in loss from $128,000 for fiscal 1994 to a loss of $308,000 for fiscal 1995. Other income increased from $392,000 in fiscal 1994 to $737,000 in fiscal 1995, which was primarily attributable to a one-time expense of $562,000 recognized by the Association in fiscal 1994 relating to costs that had been capitalized in the process of the Association's initial plan to convert from mutual to stock form that was begun in June 1993 and later postponed. The provision for estimated real estate losses and direct charge-offs decreased $814,000, or 52.1% from $1.6 million in fiscal 1994 to $747,000 in fiscal 1995.
The loss from real estate operations decreased $707,000, or 48.4%, from $1.6 million in fiscal 1994 to $797,000 in fiscal 1995. At June 30, 1995, the allowance for estimated real estate losses was $1.9 million compared to $1.8 million at June 30, 1994. While management believes it has adequately provided for losses on its real estate operations there can be no assurance that actual losses will not exceed the estimated amounts.

         General and Administrative Expenses. General and administrative expenses decreased by $606,000, or 4.94%, from $12.3 million in fiscal 1994 to $11.6 million in fiscal 1995, reflecting management's emphasis on controlling costs. Salaries and employee benefits decreased by $385,000, or 6.2% from $6.2 million in fiscal 1994 to $5.8 million in fiscal 1995, due primarily to the reduction of full time employees from 158 in fiscal 1994 to 151 in fiscal 1995. The Association has had an 8.5% reduction in staff over the past two years. Premiums paid for FDIC deposit insurance decreased by $123,000, or 9.0% from $1.4 million in fiscal 1994 to $1.2 million in fiscal 1995, due to a decrease in outstanding deposit accounts from $481.0 million at June 30, l994 to $472.3 million at June 30, 1995.

         Income Taxes. The Association income tax benefit declined from a fiscal 1994 benefit of $2.7 million to a fiscal 1995 benefit of $353,000, a benefit decrease of $2.4 million, due primarily to a decrease in pre-tax loss, before cumulative effect of change of accounting for securities, of $6.2 million, from a pre-tax loss of $7.3 million in fiscal 1994 to a pre-tax loss of $1.0 million in fiscal 1995.

         Liquidity and Capital Resources
         -------------------------------

         The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and related securities, retained earnings and, to a lesser extent, FHLB advances and other borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Association's liquidity ratios were 13.9%, 8.6%, 8.4%, 16.6% and 12.0% for the fiscal years ended June 30, 1992, 1993, 1994, 1995, and 1996 respectively. The Association previously maintained a liquidity ratio substantially above the regulatory requirement, however, management currently attempts to maintain a liquidity ratio as close to the minimum as possible. For the fiscal years ending June 30, 1995 and 1996 the liquidity ratios appear high primarily due to the receipt of the IPO proceeds being recognized on the last day of fiscal June 30, 1995 and the receipt of the proceeds from the purchase of three branches of Hawthorne Savings FSB which closed in the last week of fiscal June 30, 1996, thereby inflating cash balances prior to more permanently investing the funds.

         At June 30, 1996, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $53.4 million, or 6.66% of total adjusted assets, which is above the required level of $12.0 million, or 1.5%; core capital of $53.4 million, or 6.66% of total adjusted assets, which is above the required level of $24.0 million, or 3.0%, and risk-based capital of $55.2 million, or 24.3% of risk-weighted assets, which is above the required level of $18.2 million, or 8.0%.

         The Company will continue to be affected by general changes in levels of interest rates and other economic factors beyond its control. At June 30, 1996, the Company's total net interest-bearing liabilities, adjusted for hedging, maturing or repricing during that period exceeded interest earning assets maturing or repricing within one year by $45.6 million representing a one-year interest sensitivity gap as a percentage of total assets of a negative 5.52%. Management anticipates that substantially all of the liabilities will be retained by the Company upon maturity. The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. See Statements of Cash Flows in the Consolidated Financial Statements included herein.

         The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1996, the Company's cash and cash equivalents totalled $100.6 million.

         The Company has other sources of liquidity if a need for additional funds arises including FHLB advances and other collateralized borrowings. At June 30, 1996, the Association had $70.0 million in advances outstanding from the FHLB. Another source of liquidity includes investment securities maturing within one year.

         At June 30, 1996, the Association had outstanding loan commitments of $4.1 million. The Association anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1996, totalled $428.9 million.

         Impact of Inflation And Changing Prices
         ---------------------------------------

         The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

         Impact of New Accounting Standards
         ----------------------------------

         The Financial Accounting Standards Board (FASB) has issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and SFAS No. 122, Accounting for Mortgage Servicing Rights, which the Company adopted effective July 1, 1996. There was no material impact on the Company's financial condition and results of operations upon adoption of these statements.

         In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement establishes a fair value based method of accounting for stock-based compensation plans. It encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services for non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

         The Company has elected to continue to apply the accounting provisions of APB No. 25 to its stock-based compensation awards to employees and, in the future, will disclose the pro forma effect on net earnings and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

         The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. Management does not believe that the adoption of SFAS No. 123 will have a significant impact on its stock-based arrangements with non-employees.

         The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

Item 8.  Financial Statements and Supplementary Data

                         Index to Financial Statements


Independent Auditors' Report................................................................         72

Consolidated Statements of Financial Condition as of June 30, 1995 and 1996.................         73

Consolidated Statements of Operations for the
     Fiscal Years Ended June 30, 1994, 1995 and 1996........................................         75

Consolidated Statements of Stockholders' Equity.............................................         77

Consolidated Statements of Cash Flows for the
     Fiscal Years Ended June 30, 1994, 1995 and 1996........................................         78

Notes to Consolidated Financial Statements..................................................         81

INDEPENDENT AUDITORS' REPORT



The Board of Directors
HF Bancorp, Inc.
Hemet, California


We have audited the accompanying consolidated statements of financial condition of HF Bancorp, Inc. and subsidiary (the Company) as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HF Bancorp, Inc. and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements as of June 30, 1994, the Company changed its method of accounting for securities to conform with Statement of Financial Accounting Standards No.115.


/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
August 9, 1996

HF BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
- --------------------------------------------------------------------------------

                                                                   June 30,
                                                              ------------------
                                                                1996      1995
                                                                 (in thousands)

ASSETS

Cash and cash equivalents                                     $100,633  $ 88,642
Investment securities held to maturity (estimated fair
 value of $33,842 and $19,571 at June 30, 1996 and 1995)
 (Notes 3 and 11)                                               34,666    19,464
Investment securities available for sale (amortized cost of
 $177,487 and $55,704 at June 30, 1996 and 1995)(Notes 3
 and 11)                                                       173,171    55,397
Loans receivable (net of allowance for estimated loan losses of $3,068 and $2,694 at June 30, 1996, and 1995)(Notes 4, 5
 and 10)                                                       225,161   202,397
Mortgage-backed securities held to maturity (estimated fair
 value of $152,521 and $206,811 at June 30, 1996 and 1995)
 (Notes 5, 10 and 11)                                          159,262   208,090
Mortgage-backed securities available for sale (amortized
 cost of $99,888 and $68,977 at June 30, 1996 and 1995)
 (Notes 5, 10 and 11)                                          100,259    70,603
Accrued interest receivable (Note 6)                             6,260     3,320
Investment in capital stock of the Federal Home Loan
 Bank, at cost (Notes 5 and 10)                                  4,436     4,319
Premises and equipment, net (Note 7)                             6,578     4,668
Real estate owned, net (Note 8):
 Acquired through foreclosure                                    1,079     1,361
 Acquired for sale or investment                                   996     2,539
Other assets (Notes 9 and 12)                                   14,415     5,262
                                                              --------  --------

   Total assets                                               $826,916  $666,062
                                                              ========  ========

See notes to consolidated financial statements.

HF BANCORP, INC. AND SUBSIDIARY

- --------------------------------------------------------------------------------




                                                                                    June 30,
                                                                            -----------------------
                                                                               1996         1995
                                                                                 (IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Deposit accounts (Note 9)                                                    $ 669,725    $ 472,337
Advances from the Federal Home Loan Bank (Note 10)                              70,000       70,000
Accounts payable and other liabilities (Notes 13 and 17)                         5,278       34,758
Income taxes (Note 12)                                                             842        1,821
                                                                             ---------    ---------

    Total liabilities                                                          745,845      578,916

Commitments and contingencies (Notes 13, 14 and 15)

Stockholders' equity (Notes 1, 2, 13 and 17):
Preferred stock, $.01 par value; 2,000,000 shares authorized;
  none issued

Common stock, $.01 par value; 15,000,000 shares authorized;
  6,612,500 issued (1996 and 1995); and 6,281,875 (1996) and
  6,612,500 (1995) outstanding                                                      66           66
Additional paid-in capital                                                      51,113       51,004
Retained earnings, substantially restricted                                     40,957       39,010
Net unrealized gain (loss) on securities available for sale,  net of taxes      (2,309)         769
Deferred stock compensation                                                     (5,408)      (3,703)
Treasury stock, 330,625 shares                                                  (3,348)
                                                                             ---------    ---------

    Total stockholders' equity                                                  81,071       87,146
                                                                             ---------    ---------

      Total liabilities and stockholders' equity                             $ 826,916    $ 666,062
                                                                             =========    =========


HF BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------

                                                                          Year ended June 30,
                                                                   ---------------------------------
                                                                     1996         1995        1994
                                                                             (IN THOUSANDS,
                                                                         EXCEPT PER SHARE DATA)

INTEREST INCOME:
Interest on loans                                                   $ 17,648    $ 16,345    $ 18,290
Interest on mortgage-backed securities                                19,113      18,191      14,542
Interest and dividends on investment securities                       13,594       5,888       5,252
                                                                    --------    --------    --------

    Total interest income                                             50,355      40,424      38,084

INTEREST EXPENSE:
Interest on deposit accounts (Note 9)                                 23,781      20,628      18,520
Interest on advances from the Federal Home Loan Bank
  and other borrowings (Notes 10 and 11)                               7,086       3,641       3,245
Net interest expense of hedging transactions (Note 15)                 3,192       4,526       4,686
                                                                    --------    --------    --------

    Total interest expense                                            34,059      28,795      26,451
                                                                    --------    --------    --------

NET INTEREST INCOME BEFORE PROVISION FOR
  ESTIMATED LOAN LOSSES                                               16,296      11,629      11,633

PROVISION FOR ESTIMATED LOAN LOSSES (Note 4)                           1,054       1,202         877
                                                                    --------    --------    --------

NET INTEREST INCOME AFTER PROVISION FOR
  ESTIMATED LOAN LOSSES                                               15,242      10,427      10,756

OTHER INCOME (EXPENSE):
Loan and other fees                                                      193         199         218
Loss on sale of investment securities available for sale (Note 3)                    (13)
Gain on sales of mortgage-backed securities (Note 5)                                             781
Gain on sales of loans                                                                           259
Loss from real estate operations, net (Note 8)                          (498)       (747)     (1,561)
Lower of cost or market adjustment for securities
  available for sale (Note 1)                                                                 (5,867)
Other income                                                           1,070         737         392
                                                                    --------    --------    --------

    Total other income (expense)                                         765         176      (5,778)

See notes to consolidated financial statements.

HF BANCORP, INC. AND SUBSIDIARY

- -------------------------------------------------------------------------------

                                                        YEAR ENDED JUNE 30,
                                                -----------------------------------
                                                    1996         1995        1994
                                                           (IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)

GENERAL AND ADMINISTRATIVE EXPENSES:

Salaries and employee benefits (Note 13)         $    6,790   $  5,803    $  6,188
Occupancy and equipment expense (Note 14)             2,023      2,020       2,127
FDIC insurance and other assessments                  1,322      1,239       1,362
Legal and professional services                         489        378         338
Data processing service costs                           832        794         780
Other                                                 1,475      1,415       1,460
                                                 ----------   --------    --------

    Total general and administrative expenses        12,931     11,649      12,255
                                                 ----------   --------    --------

EARNINGS (LOSS) BEFORE INCOME TAX
   EXPENSE (BENEFIT)                                  3,076     (1,046)     (7,277)

INCOME TAX EXPENSE (BENEFIT) (Notes 1 and 12)         1,129       (353)     (2,704)
                                                 ----------   --------    --------

NET EARNINGS (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN METHOD OF ACCOUNTING
  FOR SECURITIES                                      1,947       (693)     (4,573)

CUMULATIVE EFFECT OF CHANGE IN METHOD OF
  ACCOUNTING FOR SECURITIES, net of income tax
  effect of $2,432 (Note 1)                                                  3,435
                                                                          --------

NET EARNINGS (LOSS)                              $    1,947   $   (693)   $ (1,138)
                                                 ==========   ========    ========
EARNINGS PER SHARE                               $     0.33        N/A         N/A
                                                 ==========   ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING               5,953,823        N/A         N/A
                                                 ==========   ========    ========

See notes to consolidated financial statements.



                                                 Preferred stock         Common stock      Additional
                                            ----------------------   --------------------   paid in    Retained
                                              Shares      Amount       Shares    Amount     capital    earnings

BALANCE, July 1, 1993                           -         $  -         $  -       $ -        $  -      $ 40,841

Net loss                                                                                                 (1,138)

Change in net unrealized gain (loss) on
  securities available for sale, net of taxes
                                              ---------- ----------    --------   ----       --------  --------

BALANCE, June 30, 1994                                                                                   39,703

Net loss                                                                                                   (693)

Change in net unrealized gain (loss) on
  securities available for sale, net of taxes


Issuance of common stock, net of
  underwriting expenses                                                   6,613     66         51,004

Common stock acquired by ESOP
                                              ---------- ----------    --------   ----       --------  --------

BALANCE, June 30, 1995                                                    6,613     66         51,004    39,010

Net earnings                                                                                              1,947

Change in net unrealized gain (loss) on
  securities available for sale, net of taxes

Purchase of common stock for deferred
  stock compensation plans

Amortization of deferred stock compensation                                                       109

Acquisition of treasury stock
                                              ---------- ----------    --------   ----       --------  --------


BALANCE, June 30, 1996                          -        $  -           6,613    $ 66        $ 51,113  $ 40,957
                                              ========== ==========    =======    ====       ========  ========





                                              Net unrealized gain
                                              (loss) on securities      Deferred                                        Total
                                               available for sale,        stock                 Treasury            stockholders'
                                                 net of taxes          compensation               stock                 equity
BALANCE, July 1, 1993                           $   -                   $   -                   $   -                   $  40,841

Net loss                                                                                                                   (1,138)

Change in net unrealized gain (loss) on
  securities available for sale, net of taxes         (63)                                                                    (63)
                                                ---------               ---------               ---------               ---------
BALANCE, June 30, 1994                                (63)                                                                 39,640

Net loss                                                                                                                     (693)

Change in net unrealized gain (loss) on
  securities available for sale, net of taxes         832                                                                     832


Issuance of common stock, net of
  underwriting expenses                                                                                                    51,070

Common stock acquired by ESOP                                              (3,703)                                         (3,703)
                                                ---------               ---------               ---------               ---------

BALANCE, June 30, 1995                                769                  (3,703)                                         87,146

Net earnings                                                                                                                1,947

Change in net unrealized gain (loss) on
  securities available for sale, net of taxes      (3,078)                                                                 (3,078)

Purchase of common stock for deferred
  stock compensation plans                                                 (2,260)                                         (2,260)

Amortization of deferred stock compensation                                   555                                             664

Acquisition of treasury stock                                                                      (3,348)                 (3,348)
                                                ---------               ---------               ---------               ---------

BALANCE, June 30, 1996                          $  (2,309)              $  (5,408)              $  (3,348)              $  81,071
                                                =========               =========               =========               =========

HF BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                                 YEAR ENDED JUNE 30,
                                                                         ----------------------------------
                                                                             1996        1995        1994
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                      $   1,947    $   (693)   $  (1,138)
Adjustments to reconcile net earnings (loss)
  to net cash (used in) provided by operating activities:
  Provisions for estimated loan and real estate losses                       1,318       1,835        2,148
  Cumulative effect of change in method of accounting for securities,
    net                                                                                              (3,435)
  Lower of cost or market adjustment for securities available for sale
  Write-down of stripped mortgage-backed security - interest only                            8           85
  Direct write-offs from real estate operations                                142         121          190
  Depreciation and amortization                                                777         820          857
  Amortization of deferred loan fees                                          (383)       (331)        (678)
  Amortization (accretion) of premiums (discounts) on loans and
    investment and mortgage-backed securities                                  147        (155)         470
  Amortization of cost of interest rate caps and floors                                    111          864
  Federal Home Loan Bank stock dividend                                       (299)       (219)        (162)
  Dividends from investments in mutual funds                                              (311)        (290)
  Loss on sale of investment securities available for sale                                  13
  Gain on sales of mortgage-backed securities                                                          (781)
  Proceeds from sales of loans                                                                       10,048
  Gain on sales of loans                                                                               (259)
  Gain on sales of real estate                                                (200)       (182)        (132)
  Gain on sales of premises and equipment                                      (10)
  Deferred income taxes                                                        302         219       (1,194)
  (Increase) decrease in accrued interest receivable                        (2,940)        599          155
  (Decrease) increase in accounts payable and other liabilities            (29,480)     27,679          269
  (Increase) decrease in other assets                                       (9,153)     (1,829)         885
  Other, net                                                                 1,335         758       (1,840)
                                                                         ---------    --------    ---------

    Net cash (used in) provided by operating activities                    (36,497)     28,443       11,929

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable                                (24,634)      3,017        9,018
Purchases of mortgage-backed securities held to maturity                               (23,124)    (157,049)
Purchases of mortgage-backed securities available for sale                 (21,272)
Principal repayments on mortgage-backed securities held to maturity         24,429      14,627       13,751
Principal repayments on mortgage-backed securities available for sale       14,701       8,867       23,581
Proceeds from sales of mortgage-backed securities available for sale                                 20,268
Purchases of investment securities held to maturity                        (90,804)    (19,052)
Proceeds from maturities and calls of investment securities held to
  maturity                                                                  16,000
Principal repayments on investment securities held to maturity                 595         168        7,947
Purchases of investment securities available for sale                     (122,000)                 (15,000)

See notes to consolidated financial statements.

HF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
- --------------------------------------------------------------------------------

                                                                                 YEAR ENDED JUNE 30,
                                                                       ------------------------------------
                                                                              1996        1995       1994
                                                                                    (IN THOUSANDS)

Proceeds from maturities and calls of investment securities available
  for sale                                                              $  52,000    $  2,020      $   -
Principal repayments on investment securities available for sale            7,134       9,353        4,335
Proceeds from sales of investment securities available for sale                         4,329
Proceeds from sales of real estate owned                                    2,900       3,012        3,543
Additions to real estate owned                                               (123)     (2,203)        (815)
Proceeds from sale of premises and equipment                                   17       1,487
Additions to premises and equipment                                        (2,694)       (222)        (421)
Redemption of Federal Home Loan Bank stock                                  1,800
Purchase of Federal Home Loan Bank stock                                   (1,618)        (55)         (14)
                                                                        ---------    --------    ---------

    Net cash (used in) provided by investing activities                  (143,569)      2,224      (90,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of deposit accounts                                              185,189
Net increase (decrease) in deposit accounts                                12,199      (8,622)      10,510
Advances from the Federal Home Loan Bank                                   50,000                   50,000
Repayment of advances from the Federal Home Loan Bank                     (50,000)
Proceeds from other borrowings                                             98,875                  177,000
Repayment of other borrowings                                             (98,875)                (177,000)
Issuance of common stock, net of underwriting expenses and
  excluding common stock acquired by ESOP                                              47,367
Payments to acquire common stock for deferred stock
  compensation plans                                                       (1,983)
Payments to acquire treasury stock                                         (3,348)
                                                                        ---------    --------    ---------
    Net cash provided by financing activities                             192,057      38,745       60,510
                                                                        ---------    --------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                              11,991      69,412      (18,417)

CASH AND CASH EQUIVALENTS, beginning of year                               88,642      19,230       37,647
                                                                        ---------    --------    ---------

CASH AND CASH EQUIVALENTS, end of year                                  $ 100,633    $ 88,642    $  19,230
                                                                        =========    ========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the year for:
  Interest on deposit accounts and other borrowings                      $  9,840    $ 11,222    $  14,795
                                                                        =========    ========    =========
   Income taxes                                                          $  1,420    $    475    $     358
                                                                        =========    ========    =========


See notes to consolidated financial statements.

HF BANCORP, INC. AND SUBSIDARY

- -------------------------------------------------------------------------------

                                                                           YEAR ENDED JUNE 30,
                                                                       --------------------------
                                                                        1996      1995    1994
                                                                             (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosure                               $ 1,931   $1,946   $ 5,582
                                                                       =======   ======   =======
Loans to facilitate sale of real estate acquired through foreclosure   $   732   $1,860   $   185
                                                                       =======   ======   =======
Transfer of mortgage-backed securities held to maturity to
  available for sale classification                                    $24,321   $  -     $  -
                                                                       =======   ======   =======
Transfer of investment securities held to maturity to available for
  sale classification                                                  $59,022   $  -     $59,655
                                                                       =======   ======   =======
Transfer of mortgage-backed securities available for sale to held
  to maturity classification                                           $  -      $  -     $58,935
                                                                       =======   ======   =======
Common stock acquired by ESOP                                          $  -      $3,703   $  -
                                                                       =======   ======   =======


See notes to consolidated financial statements.

HF BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996
- --------------------------------------------------------------------------------


1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis for Presentation - HF Bancorp, Inc. is a savings and loan holding company incorporated in the State of Delaware that was organized for the purpose of acquiring all of the capital stock of Hemet Federal Savings and Loan Association (the Association) upon its conversion from a federally chartered mutual savings association to a federally chartered stock savings association. On June 30, 1995, HF Bancorp, Inc. completed its sale of 6,612,500 shares of its common stock through subscription and community offerings to the Association's depositors, Board of Directors, management, employees and the public and used approximately 50% of the net proceeds from such sales to purchase all of the Association's common stock issued in the Association's conversion to stock form. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests.

        Description of Business - The business of HF Bancorp, Inc. consists principally of the business of the Association; however, it does have investments in mortgage-backed securities from which interest income is earned (Note 18). Headquartered in Hemet, California, the Association conducts business from its main office and three branch offices located in Hemet, California and from its other eleven branch offices located in the Riverside and San Diego counties of California. The Association is regulated by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC), and its deposits are insured up to the applicable limits under the Savings Association Insurance Fund
        (SAIF) of the FDIC.

        The Association is primarily engaged in the business of attracting funds in the form of deposits and supplementing such deposits with FHLB and other borrowings, and investing such funds in loans secured by real estate, primarily one- to four-family residential mortgage loans. Additionally, the Association has invested in U.S. agency-backed investment securities and mortgage-backed and related securities, including collateralized mortgage obligations. To a lesser extent, the Association invests in multi-family mortgage loans, commercial real estate loans, construction loans, acquisition, development and land loans, and consumer loans. The Association's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolio and interest and dividends on its investment securities. The Association's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances and other borrowings.

        Principles of Consolidation - The consolidated financial statements include the accounts of HF Bancorp, Inc. and its wholly-owned subsidiary Hemet Federal Savings and Loan Association and its wholly-owned subsidiary, HF Financial Corporation, and its subsidiary, First Hemet Corporation (collectively, the Company). First Hemet Corporation provides trustee services for the Association, is engaged in real estate development, and receives commissions from the sale of mortgage life insurance, fire insurance and annuities. All material intercompany transactions, profits and balances have been eliminated.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


        Investment Securities Held to Maturity - Investment securities held to maturity are recorded at cost with any discount accreted or premium amortized over the life of the security using the interest method. The Company has the positive intent and ability to hold these securities to maturity. The Company designates investment securities as held to maturity or available for sale upon acquisition.

        Investment Securities Available for Sale - Investment securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy that may be sold in response to changes in interest rates, prepayments or other factors, are classified as available for sale and carried at estimated fair value. Gains or losses on sales of investment securities are determined on the specific identification method. Discounts and premiums are accreted or amortized over the life of the security using the interest method. Unrealized holding gains or losses for securities available for sale are excluded from earnings and reported as a net amount in a separate component of stockholders' equity, net of taxes.

        Loans Receivable - Interest on loans is credited to income as earned and is accrued only if deemed collectible. Generally, interest is not accrued on loans delinquent three payments or more. Discounts (for loans that are probable of collection) or premiums on loans are included in loans receivable and credited or charged to income on the interest method over the term of the loan.

        Loan origination and commitment fees and certain incremental direct loan origination costs are deferred, and the net fee or cost is amortized into interest income over the contractual lives of the related loans.

        During the period of origination, loans are designated as either held for investment or held for sale. Loans receivable held for investment are carried at amortized cost. Loans receivable held for sale are carried at the lower of aggregate cost or market. At June 30, 1996 and 1995, there were no loans receivable held for sale.

        On July 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. The adoption of this statement did not have a material impact on the results of operations or the financial position of the Company, taken as a whole.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


        The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments in accordance with the terms of the original loan agreement. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratios, and the borrower's current financial position. Included as impaired loans are all loans delinquent 90 days or more and all loans that have a specific loss allowance applied to adjust the loan to fair value. The accrual of interest on impaired loans is discontinued after a 90-day delinquent period or when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized to the extent of full cash payments received and accepted. The Company applies the measurement provision of SFAS No. 114 to all loans in its portfolio except for single-family residence and installment loans which are collectively evaluated for impairment.

        Mortgage-Backed Securities Held to Maturity - Mortgage-backed securities held to maturity represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. These securities are recorded at cost with any discounts accreted or premiums amortized over the term of the mortgage-backed security using the interest method. The Company has the positive intent and ability to hold these securities to maturity. The Company designates mortgage-backed securities as held to maturity or available for sale upon acquisition.

        Mortgage-Backed Securities Available for Sale - Mortgage-backed securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy or that may be sold in response to changes in interest rates, prepayments or other factors, are classified as available for sale and carried at estimated fair value. Gains or losses on sales of mortgage-backed securities are determined on the specific identification method. Discounts and premiums are accreted or amortized over the term of mortgage-backed security using the interest method. Unrealized holding gains or losses for securities available for sale are excluded from earnings and reported as a net amount in a separate component of stockholders' equity, net of taxes.

        Reclassification of Securities - In November 1995, the Financial Accounting Standards Board (FASB) issued a Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity
        Securities: Questions and Answers (the Guide). The Guide allows for a one-time reassessment of the classification of all securities and, in connection with such reassessment, permits the reclassification of securities from the held to maturity classification to the available for sale classification as of a single date no later than December 31, 1995, without calling into question management's intent to hold to maturity the remaining securities classified as held to maturity. On December 29, 1995, the Company transferred $59.0 million of investments and $24.3 million of mortgage-backed securities from the held to maturity to the available for sale classification to enhance liquidity and provide more flexibility through a variety of interest rate scenarios. The transfer resulted in an unrealized gain of approximately $600,000, net of tax, which was included in the unrealized gains/losses on available for sale securities as of such date set forth as a separate component of stockholders' equity.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


        Derivative Financial Instruments - The Company has entered into various interest rate exchange agreements as part of its asset and liability management strategy. These exchange agreements consist of interest rate swaps, caps and floors. Swap income and expense are recorded using the accrual method and are classified as income or expense, net in the consolidated statements of operations. The cost of the interest rate floor and cap agreements has been capitalized and is being amortized to interest expense over the terms of the agreements.

        Real Estate Owned - Properties acquired through foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. Properties acquired for sale or investment are recorded at cost not to exceed net realizable value.

        Costs incurred that are directly related to the development of real estate are capitalized. Costs of holding real estate under development (principally interest and real estate taxes) are also capitalized. Provisions for estimated losses are charged to current operations.

        Recognition of gains on the sale of real estate is dependent on the transaction meeting certain criteria relating to the nature of the property sold and the terms of sale. Under certain circumstances, the gain, or a portion thereof, may be deferred until the criteria are met. Losses on disposition of real estate, including expenses incurred in connection with the disposition, are charged to operations.

        Allowances for Estimated Loan and Real Estate Losses - Valuation allowances for estimated loan and real estate losses are provided when any significant decline in value is deemed to have occurred. Specific loss allowances are established for loans that are deemed to be impaired, if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. In estimating losses, management considers the estimated sales price, cost of refurbishment, payment of delinquent taxes, cost of holding the property (if an extended period is anticipated) and cost of disposal. Additionally, general valuation allowances for loan and real estate losses have been established. The estimates for these allowances are normally influenced by current economic conditions, actual loss experience, industry trends and other factors such as the current adverse economic conditions experienced (including declining real estate values) in the area in which the Company's lending and real estate activities are based. These estimates may result in either additions to or recaptures of the current provision, based on management's current evaluation of the loan and real estate portfolios. Accordingly, the amounts of such loan and real estate loss provisions (credits) can vary from period to period.

        In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance based on judgments different from those of management.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

        While management uses the best information available to make these estimates, future adjustments to the allowances may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control.

        Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the various assets.

        Depreciable lives used for the principal classes of assets are as follows:

              Furniture, fixtures and equipment                            3 to 10 years
              Buildings and leasehold improvements                         5 to 40 years

        Stockholders' Equity - The Association's financial statement equity includes tax bad debt deductions for which no provision for federal income taxes has been made. If distributions to shareholders are made in excess of current or accumulated earnings and profits or if stock of the Association is partially redeemed, this tax bad debt reserve, which approximates $13,600,000 at June 30, 1996, will be recaptured into income at the then prevailing federal income tax rate. The related unrecognized deferred tax liability is approximately $4,760,000. It is not contemplated that the Association will make any disqualifying distributions that would result in the recapture of these reserves.

        During 1996, the Company acquired 330,625 shares of treasury stock for $3,348,000. Retained earnings are restricted for dividends in the amount of $3,348,000, the cost of the treasury stock acquired.

        Earnings per share for the year ended June 30, 1996 are based on weighted average common shares outstanding of 5,953,823. The total issued shares of 6,612,500 have been adjusted for the weighted average of: unallocated shares under the Employee Stock Ownership Plan (ESOP) of 424,069, reduction of outstanding shares purchased for the stock compensation plan of 198,375 and acquisition of shares of treasury stock of 36,233.

        Earnings per share are not presented for periods prior to conversion to stock form, as the Association was a mutual savings and loan association and no stock was outstanding.

        Federal and State Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under this standard, deferred tax assets and liabilities represent the tax effects of the temporary differences in the basis of certain assets and liabilities for tax and financial statement purposes, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


        Change in Method of Accounting for Securities - In May 1993, the FASB issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires that investments in equity securities that have readily determinable fair values and all investments in debt securities be carried at fair value unless they meet the criteria to be classified as held to maturity. Securities are classified as held to maturity and carried at amortized cost only if the Company has the positive intent and ability to hold those securities to maturity. If not classified as held to maturity, such securities are classified as trading securities or securities available for sale. Unrealized holding gains or losses for securities available for sale are excluded from earnings and reported as a net amount in a separate component of stockholders' equity. Management of the Company designates securities as held to maturity or available for sale upon acquisition. The Company adopted the new standard as of June 30, 1994. Upon the adoption of SFAS No. 115, the Company reclassified certain mortgage-backed securities which were previously classified as available for sale to a held to maturity classification. As a result, the cumulative effect of the accounting change as of June 30, 1994 was to reverse the previously recorded unrealized holding gains and losses on these mortgage-backed securities, net of taxes, of $3,435,000. These unrealized holding gains and losses had previously been recorded in results of operations as a net unrealized loss resulting from a lower of cost or market adjustment.

        Use of Estimates in the Preparation of Consolidated Financial
        Statements - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

        Presentation of Cash Flows - All highly-liquid instruments with original maturities of three months or less are considered to be cash equivalents. At June 30, 1996, cash equivalents consisted of federal funds sold of $88,460,000 and a repurchase agreement of $4,075,000. At June 30, 1995, cash equivalents consisted of federal funds sold of $75,275,000.

        Recent Accounting Developments - The FASB has issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and SFAS No. 122, Accounting for Mortgage Servicing Rights, which the Company adopted effective July 1, 1996. There was no material impact on the Company's financial condition and results of operations upon adoption of these statements.

        In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement establishes a fair value based method of accounting for stock-based compensation plans. It encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for all arrangements under which employees receive shares of stock or other equity

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


        instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

        The Company has elected to continue to apply the accounting provisions of APB No. 25 to its stock-based compensation awards to employees and, in the future, will disclose the pro forma effect on net earnings and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

        The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. Management does not believe that the adoption of SFAS No. 123 will have a significant impact on its stock-based arrangements with nonemployees.

        The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

        Reclassifications - Certain reclassifications have been made to the 1995 and 1994 financial statements to conform them to the 1996 presentation.


2.      REGULATORY COMPLIANCE

        The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of June 30, 1996, that the Association meets all capital adequacy requirements to which it is subject.

        Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


        As of June 30, 1996, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

        The Association's actual capital amounts and ratios are also presented in the table.

                                                                                      TO BE WELL
                                                                                   CAPITALIZED UNDER
                                                                                   PROMPT CORRECTIVE
                                                                 ACTUAL            ACTION PROVISIONS:
                                                            ------------------    --------------------
                                                            AMOUNT     RATIO        AMOUNT     RATIO
                                                                     (DOLLARS IN THOUSANDS)
        As of June 30, 1996:
         Total Capital (to Risk Weighted Assets)            $55,207    24.27%       $22,744    10.0%
         Tier I Capital (to Risk Weighted Assets)            53,363    23.46         13,647     6.0
         Tier I Capital (to Average Assets)                  53,363     7.46         35,758     5.0
        As of June 30, 1995:
         Total Capital (to Risk Weighted Assets)            $59,383    29.24%       $20,310    10.0%
         Tier I Capital (to Risk Weighted Assets)            57,691    28.40         12,186     6.0
         Tier I Capital (to Average Assets)                  57,691     9.66         29,862     5.0

        Additionally, in accordance with the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA), the OTS established regulations requiring the Association to maintain (i) core capital equal to 3% of adjusted total assets, (ii) tangible capital equal to 1.5% of adjusted total assets, and (iii) total capital equal to 8% of risk-weighted assets.

        The following table summarizes the OTS regulatory capital requirements under FIRREA for the Association at June 30, 1996. As indicated in the tables, the Association's capital levels exceed all three of the currently applicable minimum capital requirements.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


                                                              June 30, 1996
                                         --------------------------------------------------------
                                                                                    Current
                                          Tangible capital     Core capital     risk-based capital
                                         ------------------  ----------------  --------------------
                                          Amount       %      Amount       %    Amount       %
                                                         (dollars in thousands)
        Stockholder's equity
         per Association
         financial statements             $60,666             $60,666              $60,666
        Adjustments:
         Net unrealized loss
          on debt securities
          available for sale                1,879               1,879                1,879
         Nonincludable
          subsidiaries                     (2,469)             (2,469)              (2,469)
         Nonqualifying
          intangible assets                (6,713)             (6,713)              (6,713)
         Qualifying general
          valuation allowance                                                        1,844
                                          -------     ----     -------   -----     -------   ------

         Regulatory capital                53,363     6.66%     53,363    6.66%     55,207    24.27%
         Minimum capital
          requirement                      12,023     1.50%     24,046    3.00%     18,196     8.00%
                                          -------     ----     -------   -----     -------   ------
         Excess regulatory
          capital                         $41,340     5.16%    $29,317    3.66%    $37,011    16.27%
                                          =======     ====     =======   =====     =======   ======

        The OTS issued final regulations which set forth the methodology for calculating an interest rate risk component that is being incorporated into the OTS regulatory capital rules. Under the new regulations, only savings institutions with above normal interest rate risk exposure are required to maintain additional capital. This additional capital would increase the amount of a savings institution's otherwise required risk-based capital requirement. The final rule became effective January 1, 1994 and implementation will not begin until the Association has been notified by the OTS.

        Management believes that under the current regulations the Association will continue to meet its minimum capital requirements in the coming year. However, events beyond the control of the Association, such as changing interest rates or a further downturn in the economy in the areas where the Association has most of its loans and real estate projects, could adversely affect future earnings and, consequently, the ability of the Association to meet its future minimum capital requirements.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


        OTS regulatory capital regulations require that all equity investments in equity securities and real property (except real property used as offices for the conduct of the business and certain real estate owned) be deducted from total capital for purposes of the risk-based capital standard. At June 30, 1996, the Association's equity investments in real property and subsidiary subject to this deduction amounted to $2,469,000.

        At periodic intervals, both the OTS and the FDIC routinely examine the Association's consolidated financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Association's financial statements be adjusted in accordance with their findings.

        The OTS conducted an examination of the Association which concluded in January 1996. Examination results have been reflected in the consolidated financial statements presented herein. Future examinations by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Association's consolidated financial statements. Adjustments, if any, cannot presently be determined.

        The FDIC insures deposits of account holders up to $100,000 per insured depositor. To provide for this insurance, the Association must pay an annual premium.

        As of June 30, 1996, there is legislation pending in Congress that would impose a one-time assessment expected to be between 65 and 70 basis points on the amount of deposits as of a date to be determined, held by Savings Associations Insurance Fund (SAIF) member institutions to recapitalize the SAIF fund. Based on the level of the Association's deposit accounts at June 30, 1996, management estimates that the one-time insurance assessment would approximate $4,100,000 to $4,400,000 excluding any tax effects. Management believes that the Association's capital would continue to exceed regulatory capital requirements for a well capitalized institution. It is anticipated by management that if the one-time insurance assessment is levied, the annual deposit insurance premiums in future periods would decrease. In addition, other pending legislation includes the requirement that federal chartered thrifts convert to national banks or state-chartered institutions and that the Bank Insurance Fund (BIF) and SAIF insurance funds would merge. No assurances can be given as to whether the legislation discussed above will be enacted or, if enacted, what the terms of such legislation would be. Management cannot predict the ultimate impact the final legislation and regulatory actions will have on the Association and its operations.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (CONTINUED)
- -------------------------------------------------------------------------------

3.  INVESTMENT SECURITIES

    Investment securities are summarized as follows:

                                                           JUNE 30, 1996
                                         -------------------------------------------------
                                                         GROSS       GROSS      ESTO,ATED
                                          AMORTIZED     UNREALIZED  UNREALIZED    FAIR
                                            COST         GAINS       LOSSES       VALUE
                                                          (IN THOUSANDS)

HELD TO MATURITY:
Stripped mortgage-backed security -
  interest only                            $   325         $10       $  -       $   335
Collateralized mortgage obligations -
  Agency                                     6,341                    113         6,228
Federal agencies bonds/notes                28,000                    721        27,279
                                            ------         ---       ----       -------

                                           $34,666         $10       $834       $33,842
                                           =======         ===       ====       =======

                                                         JUNE 30, 1996
                                    ----------------------------------------------------
                                                     GROSS        GROSS       ESTIMATED
                                     AMORTIZED      UNREALIZED   UNREALIZED      FAIR
                                        COST         GAINS        LOSSES        VALUE
                                                       (IN THOUSANDS)

Available for Sale:
Collateralized mortgage obligations:
  Agency                               $ 13,385       $138        $    5       $ 13,518
  Non-agency                             19,495        244                       19,739
Investments in mutual funds              15,601                      318         15,283
Federal agencies bonds/notes            129,006         26         4,401        124,631
                                       --------       ----        ------       --------

                                       $177,487       $408        $4,724       $173,171
                                       ========       ====        ======       ========

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

                                                          JUNE 30, 1995
                                          ----------------------------------------------
                                                         GROSS       GROSS     ESTIMATED
                                          AMORTIZED    UNREALIZED  UNREALIZED    FAIR
                                            COST         GAINS       LOSSES      VALUE
                                                           (IN THOUSANDS)
HELD TO MATURITY:

Stripped mortgage-backed security -
  interest only                           $   395        $  -        $ 21       $   374
Collateralized mortgage obligations -
  Agency                                       37                                    37
Federal agencies bonds                     19,032         128                    19,160
                                          -------        ----        ----       -------

                                          $19,464        $128        $ 21       $19,571
                                          =======        ====        ====       =======
                                                          JUNE 30, 1995
                                          ----------------------------------------------
                                                         GROSS       GROSS     ESTIMATED
                                          AMORTIZED    UNREALIZED  UNREALIZED    FAIR
                                            COST         GAINS      LOSSES       VALUE
                                                           (IN THOUSANDS)
AVAILABLE FOR SALE:

Collateralized mortgage obligations:
  Agency                                  $16,535         $ 35       $  -        $16,570
  Non-agency                               23,568          146        295         23,419
Investments in mutual funds                15,601                     193         15,408
                                          -------         ----       ----        -------

                                          $55,704         $181       $488        $55,397
                                          =======         ====       ====        =======
                                                                     JUNE 30,
                                                                  --------------
                                                                   1996    1995
Weighted average interest rate at end of period:
  Investment securities held to maturity                          7.04 %  7.12 %
                                                                  ====    ====
  Investment securities available for sale                        7.21 %  7.17 %
                                                                  ====    ====

There were no sales of investment securities during the years ended June 30, 1996 and 1994. Gross realized losses from sales of investment securities available for sale were $13,000 for the year ended June 30, 1995. The Company recorded no gross realized gains from sales of investment securities available for sale during the year ended June 30, 1995.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


        The Company's collateralized mortgage obligations are in the form of nonequity debt instruments with stated principal amounts and stated interest rate terms. On a monthly basis, the Company reviews the expected recoverability of its investment in the interest-only stripped mortgage-backed security.

        At June 30, 1996, $34,629,000 of investment securities held to maturity have fixed interest rates and $37,000 have adjustable interest rates. At June 30, 1996, $124,631,000 of investment securities available for sale have fixed interest rates and $48,540,000 have adjustable interest rates.

        The scheduled maturities of investment securities held to maturity and investment securities (other than equity securities) available for sale at June 30, 1996 were as follows:

                                          HELD TO MATURITY         AVAILABLE FOR SALE
                                            SECURITIES                 SECURITIES
                                      ------------------------  --------------------------
                                                   ESTIMATED                  ESTIMATED
                                       AMORTIZED     FAIR        AMORTIZED       FAIR
                                         COST        VALUE          COST        VALUE
                                      ------------------------  --------------------------
                                                        (IN THOUSANDS)
Due in one year or less                $   -       $   -         $  7,006     $  7,032
Due from one to five years               7,000       6,911          5,000        4,953
Due from five to ten years              16,000      15,560          5,000        4,801
Due after ten years                      5,000       4,808        112,000      107,845
                                       -------     -------       --------     --------
                                       $28,000     $27,279       $129,006     $124,631
                                       =======     =======       ========     ========

        Collateralized mortgage obligations and the interest only mortgage-backed security have been excluded from the above table as they are not due at a single maturity date.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

4.  LOANS RECEIVABLE

    Loans receivable are summarized as follows:



                                                                  JUNE 30,
                                                        --------------------------
                                                            1996         1995
                                                             (IN THOUSANDS)
Real estate loans - collateralized by trust deeds:

  One- to four-family                                 $ 161,448       $ 136,418
  Multifamily                                             5,564           5,434
  Commercial                                             46,222          49,020
  Construction                                            9,459           5,920
  Acquisition, development and land                       7,355           6,527
  Second mortgage residential loans                       1,282           1,656
                                                        -------         -------

                                                        231,330         204,975

Less:

  Undisbursed loan funds                                 (5,584)         (3,281)
  Unamortized yield adjustments                          (2,512)         (2,350)
  Allowance for estimated loan losses                    (2,839)         (2,430)
                                                        -------         -------

                                                        (10,935)         (8,061)
                                                        -------         -------
    Real estate loans, net                              220,395         196,914

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


                                                              JUNE 30,
                                                     ---------------------------
                                                          1996         1995
                                                           (IN THOUSANDS)

        Consumer loans:
          Mobile home loans                           $   4,158       $   4,779
          Loans on deposit accounts                         746             764
          Other consumer loans                              149             273
                                                      ---------       ---------

                                                          5,053           5,816

        Less:
          Unamortized yield adjustments                     (58)            (69)
          Allowance for estimated loan losses              (229)           (264)
                                                      ---------       ---------

                                                           (287)           (333)
                                                      ---------       ---------

          Consumer loans, net                             4,766           5,483
                                                      ---------       ---------

                                                      $ 225,161       $ 202,397
                                                      =========       =========

        Weighted average interest rate at end
        of period                                        8.09%           7.82%
                                                         ====            ====

      The Company serviced loans for others in the amount of $21,175,000, $24,770,000 and $28,085,000 as of June 30, 1996, 1995 and 1994,
      respectively.

      As of June 30, 1996, included in loans receivable are adjustable rate loans with principal balances of $107,696,000. Adjustable rate loans are indexed primarily to the Federal Home Loan Bank's Eleventh District cost of funds.

      Activity in the allowance for estimated loan losses is summarized as follows:

                                                     YEAR ENDED JUNE 30,
                                            ------------------------------------
                                                 1996         1995         1994
                                                       (IN THOUSANDS)

        Balance, beginning of year            $ 2,694      $ 2,682      $ 3,157
        Provision for estimated loan losses     1,054        1,202          877
        Charge-offs                              (680)      (1,190)      (1,352)
                                              -------      -------      -------

        Balance, end of year                  $ 3,068      $ 2,694      $ 2,682
                                              =======      =======      =======

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


        A summary of loan activities of executive officers and directors is as follows:


                                                 YEAR ENDED JUNE 30,
                                              -------------------------
                                                1996     1995   1994
                                                    (IN THOUSANDS)

        Balance, beginning of year              $455     $510    $811
        New loans                                116       72      70
        Repayments, including payoffs            (88)    (127)   (371)
                                                ----     ----    ----
        Balance, end of year                    $483     $455    $510
                                                ====     ====    ====


        Under FIRREA, the Association may not make loans to one borrower in excess of 15% of its unimpaired capital and surplus, except for loans not to exceed $500,000. This 15% limitation results in a dollar limitation of approximately $8,651,000 at June 30, 1996. Because the Association meets the fully phased-in capital requirements at June 30, 1996, it would be able to increase the limitation to 30%, providing certain notifications are given to the OTS.

        The majority of the Company's loans are collateralized by real estate in Southern California. Included in commercial loans at June 30, 1996 and 1995 are $14,876,000 and $14,893,000, respectively, of loans collateralized by mini-warehouse units.

        Impairment of loans having recorded investments of $3,268,000 at June 30, 1996 have been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. Recorded investments in other impaired loans were $5,667,000 at June 30, 1996. The average recorded investment in impaired loans during the year ended June 30, 1996 was $8,257,000. The total allowance for loan losses related to these loans was $1,224,000 at June 30, 1996. At June 30, 1996, loans totaling $7,634,000, with specific reserves of $1,038,000 that the Company has classified as impaired, are performing in accordance with the terms of their contractual agreements. Interest income on impaired loans of $707,000 was recognized for cash payments received in the year ended June 30, 1996.

        Nonaccrual loans totaled $1,301,000, $2,281,000 and $2,636,000 as of
        June 30, 1996, 1995 and 1994, respectively. If nonaccrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $124,000, $177,000 and $231,000, respectively, instead of interest income actually recognized of $83,000, $100,000 and $104,000, respectively, for the years ended June 30, 1996, 1995 and 1994, respectively.

        At June 30, 1996, the Company had ten loans, totaling $714,000, classified as troubled debt restructures. At June 30, 1996, all loans were considered as performing, and the Company had established a specific loan loss provision aggregating $198,000.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:


                                                         JUNE 30, 1996
                                          ----------------------------------------------
                                                         GROSS       GROSS     ESTIMATED
                                          AMORTIZED    UNREALIZED  UNREALIZED     FAIR
                                             COST        GAINS       LOSSES      VALUE
                                                         (IN THOUSANDS)
HELD TO MATURITY:

Federal National Mortgage Association      $ 81,515     $   29      $  6,859   $ 74,685
Federal Home Loan Mortgage Corporation       10,454        263                   10,717
Government National Mortgage Association     67,293        431           605     67,119
                                           --------     ------      --------   --------

                                           $159,262     $  723      $  7,464   $152,521
                                           ========     ======      ========   ========


                                                          JUNE 30, 1996
                                          ---------------------------------------------
                                                        GROSS       GROSS     ESTIMATED
                                           AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                             COST       GAINS      LOSSES       VALUE
                                                         (IN THOUSANDS)
AVAILABLE FOR SALE:

Federal National Mortgage Association      $ 69,149     $  804      $    903   $ 69,050
Federal Home Loan Mortgage Corporation       14,953        167            47     15,073
Government National Mortgage Association     15,786        350                   16,136
                                            -------     ------      --------   --------

                                            $99,888     $1,321      $    950   $100,259
                                            =======     ======      ========   ========




                                                         JUNE 30, 1995
                                          ----------------------------------------------
                                                         GROSS       GROSS     ESTIMATED
                                          AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                            COST         GAINS       LOSSES      VALUE
                                                          (IN THOUSANDS)

HELD TO MATURITY:

Federal National Mortgage Association      $ 86,739     $   37      $  2,883   $ 83,893
Federal Home Loan Mortgage Corporation       21,238        664                   21,902
Government National Mortgage Association    100,113      1,390           487    101,016
                                           --------     ------      --------   --------

                                           $208,090     $2,091      $  3,370   $206,811
                                           ========     ======      ========   ========

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------



                                                                      JUNE 30, 1995
                                                      ------------------------------------------------
                                                                    GROSS        GROSS       ESTIMATED
                                                       AMORTIZED   UNREALIZED  UNREALIZED      FAIR
                                                          COST       GAINS       LOSSES        VALUE
                                                                      (IN THOUSANDS)
          AVAILABLE FOR SALE:

          Federal National Mortgage Association       $ 58,413     $1,587     $    24       $ 59,976
          Federal Home Loan Mortgage Corporation        10,564         68           5         10,627
                                                      --------     ------     -------       --------

                                                      $ 68,977     $1,655     $    29       $ 70,603
                                                      ========     ======     =======       ========


        The weighted average interest rate on mortgage-backed securities held to maturity was 6.81% and 6.64% at June 30, 1996 and 1995, respectively. The weighted average interest rate on mortgage-backed securities available for sale was 7.46% and 7.54% at June 30, 1996 and 1995, respectively.

        There were no sales of mortgage-backed securities during the years ended June 30, 1996 and 1995. Gross realized gains from sales of mortgage-backed securities were $781,000 for the year ended June 30, 1994. The Company recorded no gross realized losses from sales of mortgage-backed securities during the year ended June 30, 1994.

        The related tax effects of gains on sales of mortgage-backed securities were $290,000 for the year ended June 30, 1994.

        As of June 30, 1996, the Company has pledged $211,154,000 of real estate loans, mortgage-backed securities and its investment in the capital stock of the Federal Home Loan Bank (FHLB) of San Francisco in conjunction with certain interest rate swap transactions and advances from the FHLB (Note 10). Additionally, the Company has pledged $8,346,000 of mortgage-backed securities in conjunction with interest rate swap transactions with other brokerage agencies (Note 15).

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Consolidated)
- --------------------------------------------------------------------------------

6.      ACCRUED INTEREST RECEIVABLE

        Accrued interest receivable is summarized as follows:

                                                                JUNE 30,
                                                          -------------------
                                                             1996       1995
                                                             (IN THOUSANDS)
        Investment securities held to maturity             $  510      $  135
        Investment securities available for sale            2,722         361
        Loans receivable                                    1,364       1,123
        Mortgage-backed securities held to maturity           944       1,195
        Mortgage-backed securities available for sale         682         495
        Other                                                  38          11
                                                           ------      ------
                                                           $6,260      $3,320
                                                           ======      ======


7.      PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:



                                                                JUNE 30,
                                                          -------------------
                                                             1996       1995
                                                             (IN THOUSANDS)


         Land                                            $  1,729    $    803
         Buildings                                          4,870       3,655
         Leasehold improvements                             1,164       1,115
         Furniture, fixtures and equipment                  4,443       4,376
         Automobiles                                           86          78
                                                         --------    --------

                                                           12,292      10,027
         Less accumulated depreciation and amortization    (5,714)     (5,359)
                                                         --------    --------

                                                         $  6,578    $  4,668
                                                         ========    ========


HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- -------------------------------------------------------------------------------

8. REAL ESTATE OWNED

   Real estate owned is summarized as follows:

                                                                  JUNE 30,
                                                           ---------------------
                                                              1996      1995
                                                              (IN THOUSANDS)
     Real estate acquired through foreclosure              $ 1,460      $ 1,893
     Real estate acquired for sale or investment             2,532        3,934
                                                           -------      -------

                                                             3,992        5,827
     Less allowance for estimated real estate losses        (1,917)      (1,927)
                                                           -------      -------

                                                           $ 2,075      $ 3,900
                                                           =======      =======

   Activity in the allowance for estimated real estate losses is summarized as follows:

                                                       YEAR ENDED JUNE 30,
                                                  ------------------------------
                                                   1996       1995      1994
                                                         (IN THOUSANDS)

   Balance, beginning of year                     $ 1,927    $ 1,841    $   798
   Provision for estimated real estate losses         264        633      1,271
   Charge-offs                                       (274)      (547)      (228)
                                                  -------    -------    -------

     Balance, end of year                         $ 1,917    $ 1,927    $ 1,841
                                                  =======    =======    =======


   Loss from real estate operations, net is summarized as follows:


                                                        YEAR ENDED JUNE 30,
                                                  ------------------------------
                                                   1996       1995      1994
                                                         (IN THOUSANDS)

     Gain on sales of real estate                   $ 200    $   182    $   132
     Net loss related to holding real estate         (292)      (175)      (232)
     Provision for estimated real estate losses      (264)      (633)    (1,271)
     Direct write-offs                               (142)      (121)      (190)
                                                    -----    -------    -------

                                                    $(498)   $  (747)   $(1,561)
                                                    =====    =======    =======

HF BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


9.      DEPOSIT ACCOUNTS

        Deposit accounts are summarized as follows:


                                                                      JUNE 30,
                                        ---------------------------------------------------------------
                                                    1996                          1995
                                        -------------------------------  ------------------------------
                                                           WEIGHTED                           WEIGHTED
                                                            AVERAGE                            AVERAGE
                                            BALANCE        INTEREST            BALANCE        INTEREST
                                         (IN THOUSANDS)      RATE           (IN THOUSANDS)      RATE
NOW accounts                               $ 35,448         1.19%             $ 30,141         1.18%
Passbook accounts                            64,257         2.76%               57,408         2.32%
Money market investment accounts             33,434         3.28%               29,244         3.20%
Noninterest-bearing accounts                  7,746                              5,171
Certificate accounts*:
  $100 minimum                              501,702         5.69%              323,664         5.91%
  $100,000 minimum                           27,138         5.54%               26,709         6.24%
                                         ----------                          ---------
                                           $669,725                           $472,337
                                         ==========                          =========

Weighted average interest rate at
period-end                                                  4.98%                              4.95%
                                                            =====                              =====

          * At June 30, 1996, included in certificate accounts are 724 aaccounts totaling $82,598,000 with balances of $100,000 or more.

        Interest expense on deposit accounts is summarized as follows:



                                                                              YEAR ENDED JUNE 30,
                                                           -----------------------------------------------------
                                                                 1996              1995             1994
                                                                             (IN THOUSANDS)
NOW accounts                                                   $    357        $    395          $    480
Passbook accounts                                                 1,499           1,269             1,371
Money market investment accounts                                    879             935             1,044
Certificate accounts                                             21,046          18,029            15,625
                                                            ------------    ------------      ------------
                                                               $ 23,781        $ 20,628          $ 18,520
                                                            ============    ============      ============

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- -----------------------------------------------------------------------------


        Certificate accounts are scheduled to mature as follows:

                                                            JUNE 30,
                                                   -------------------------
                                                       1996          1995
                                                         (IN THOUSANDS)
          Within one year                          $ 428,902      $ 230,430
          Within two years                            64,333         68,041
          Within three years                          21,287         29,082
          Within four years                            7,685         12,911
          Within five years                            4,865          6,426
          Thereafter                                   1,768          3,483
                                                   ---------      ---------
                                                   $ 528,840      $ 350,373
                                                   =========      =========

        During June 1996, the Company acquired deposit accounts totaling approximately $185,189,000 and certain other assets of three branches in San Diego County. A premium of approximately $6,642,000 was paid, all of which was allocated to core deposit intangible to be amortized, on a straight-line basis, over seven years. Such amount is included in other assets in the accompanying consolidated statements of financial condition.


10.     ADVANCES FROM THE FEDERAL HOME LOAN BANK

        At June 30, 1996, advances from the FHLB are scheduled to mature in 1998.

        At June 30, 1996 and 1995, the weighted average interest rate on advances from the FHLB was 5.20% and 5.20%, respectively. The advances which have fixed rates and certain interest rate swap transactions (Note
        15) were collateralized at June 30, 1996 by real estate loans, mortgage-backed securities, and its investment in the capital stock of the FHLB of San Francisco with balances of approximately $211,154,000.

        The following summarizes activities in advances from the FHLB:

                                                       YEAR ENDED JUNE 30,
                                               ---------------------------------
                                                 1996        1995        1994
                                                    (DOLLARS IN THOUSANDS)

          Average amount outstanding during
          the period                           $ 103,333    $ 70,000   $ 54,615
                                               =========    ========   ========

          Maximum amount outstanding at any
          month-end during the period          $ 120,000    $ 70,000   $ 70,000
                                               =========    ========   ========

          Weighted average interest rate
          during the period                         5.36%       5.20%      5.06%
                                                    ====        ====       ====

HF BANCORP, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- ---------------------------------------------------------------------------

11.     OTHER BORROWINGS

        From time to time, the Company enters into reverse repurchase and dollar reverse repurchase agreements on investment and mortgage-backed securities.

        The following is a summary of activities in such agreements:

                                                                    YEAR ENDED JUNE 30,
                                                           --------------------------------------
                                                               1996          1995        1994
                                                                   (DOLLARS IN THOUSANDS)
        Average amount outstanding during the period       $   24,719     $    -       $  16,215
                                                           ==========     ==========   =========

        Maximum amount outstanding at any month-end
          during the period                                $   49,438     $            $  84,423
                                                           ==========     ==========   =========

        Weighted average interest rate during the period        5.48%           -  %        2.01%
                                                                ====           ====         ====


        There were no borrowings under reverse repurchase and dollar reverse repurchase agreements during the year ended June 30, 1995.

        There were no outstanding borrowings under reverse repurchase and dollar reverse repurchase agreements at June 30, 1996 and June 30, 1994.

        The Company enters into reverse repurchase and dollar reverse repurchase agreements only with primary government securities dealers. The lender maintains possession of the collateral securing these agreements.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- ------------------------------------------------------------------------------

12.     INCOME TAXES

        Income taxes are summarized as follows:

                                                   YEAR ENDED JUNE 30,
                                           -----------------------------------
                                                    (IN THOUSANDS)

        Current tax expense (benefit)
          Federal                          $    825    $   (574)     $ (1,191)
          State                                   2           2          (319)
                                           --------    --------      --------

                                                827        (572)       (1,510)

        Deferred tax expense (benefit):
          Federal                               302         219        (1,109)
          State                                                         (  85)
                                           --------    --------      --------

                                                302         219        (1,194)
                                           --------    --------      --------
                                           $  1,129    $   (353)     $ (2,704)
                                           ========    ========      ========


        A reconciliation from the statutory federal income tax rate to the consolidated effective income tax rate follows:


                                                    YEAR ENDED JUNE 30,
                                                  --------------------------
                                                  1996     1995     1994

        Statutory federal income tax rate         35.0%    (35.0)%  (35.0)%
        State franchise tax, net of federal
          income tax benefit                       4.0       0.2     (2.0)
        Other                                     (2.3)      1.1     (0.2)
                                                  ----      ----     ----
                                                  36.7%    (33.7)%  (37.2)%
                                                  ====      ====     ====


HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)

        At June 30, 1996, 1995 and 1994, the deferred components of the Company's total income tax liabilities (assets) as included in the consolidated statements of financial condition are summarized as follows:

                                                                                             YEAR ENDED JUNE 30,
                                                                                ----------------------------------------------
                                                                                     1996            1995             1994
                                                                                                (IN THOUSANDS)
        Deferred tax liabilites:
          Federal Home Loan Bank stock dividends                                $    1,300       $     1,164     $    1,065
          Depreciation                                                                 359               383            385
          Prepaid pension, net                                                         136               100             83
          Capitalized interest                                                          47                48             49
          Net unrealized gains on securities available for sale                                          548             32
          Other                                                                        354               145            198
                                                                                -----------       ----------      ---------

           Gross deferred tax liabilities                                            2,196             2,388          1,812



        Deferred tax assets:
          Net unrealized losses on securities available for sale                    (1,635)
          Bad debt reserve                                                            (893)             (727)        (1,415)
          Loan fees                                                                   (405)             (622)          (457)
          Provision for losses                                                        (700)             (636)          (390)
          Premium/discount on loans                                                   (104)             (104)          (104)
          Real estate investments                                                      (72)              (72)
          State taxes                                                                  (29)
          California net operating loss                                                                 (190)          (116)
          Deferred gain on branch sale                                                (205)
          Other                                                                                                         (74)
                                                                                -----------       ----------      ---------
            Gross deferred tax assets                                               (4,043)           (2,351)        (2,556)

          Valuation allowance                                                          424               268            314
                                                                                -----------       ----------      ---------
            Net deferred tax (asset) liability                                   $  (1,423)         $    305       $   (430)
                                                                                ===========       ==========      =========






        Gross deferred tax assets are primarily expected to be realized in 1997 and 1998.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

        Valuation allowances under SFAS No. 109 have been provided for state purposes to the extent uncertainty exists as to the recoverability of the deferred tax assets. As of June 30, 1996 and 1995, valuation allowances were provided for a portion of the net deferred state tax assets. Future reductions in the valuation allowance will be dependent upon a more likely than not expectation of recovery of tax benefits.


13.     BENEFIT PLANS

        Defined Benefit Plan - The Association maintains a noncontributory defined benefit pension plan covering all employees who meet both minimum age and length of service requirements and an unqualified benefit plan for its directors. Costs under the pension plan are calculated and funded under the Projected Unit Credit Actuarial Cost Method, which includes amortization of past service costs. The Association's funding policy is to fund pension costs within the minimum/maximum contribution permitted under ERISA, as calculated by the actuaries.

        Net pension cost consists of the following:


                                                                   YEAR ENDED JUNE 30,
                                                               ---------------------------
                                                                 1996     1995     1994
                                                                     (IN THOUSANDS)
            Service cost benefits earned during the year          $348     $387     $379
            Interest cost on projected benefit obligations         524      483      454
            Actual return on plan assets                          (971)    (817)     (84)
            Net amortization and deferral                          434      456     (248)
                                                                  ----     ----     ----

                                                                  $335     $509     $501
                                                                  ====     ====     ====

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


   The following table sets forth the plan's funded status:

                                                          YEAR ENDED JUNE 30,
                                                    ------------------------------
                                                       1996        1995      1994
                                                              (IN THOUSANDS)
     Accumulated benefit obligation:
      Vested                                          $(6,608)   $(5,772)   $(5,165)
      Non-vested                                         (323)      (328)      (374)
                                                      -------    -------    -------

                                                      $(6,931)   $(6,100)   $(5,539)
                                                      =======    =======    =======

     Projected benefit obligation for service
      to June 30                                      $(8,422)   $(7,102)   $(6,543)
     Plan assets at fair value at June 30
      (primarily U.S. government securities
       funds)                                           8,252      7,148      6,004
                                                      -------    -------    -------

     Projected benefit obligation (in excess of)
      less than plan assets                              (170)        46       (539)

     Unrecognized net loss                              1,382      1,024      1,537
     Unrecognized net asset at July 1, 1986 being
      recognized over 15 years                            (89)      (106)      (124)
     Unrecognized prior service cost                      113        147        181
                                                      -------    -------    -------

     Prepaid pension cost recognized in consolidated
      statements of financial condition               $ 1,236    $ 1,111    $ 1,055
                                                      =======    =======    =======

   The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1996, 1995 and 1994. The expected long-term rate of return on assets was 8.5% in 1996, 1995 and 1994.

   Employee Stock Ownership Plan and Trust - The Company established for eligible employees an Employee Stock Ownership Plan and Trust (ESOP) which became effective upon the conversion of the Association from a mutual to a stock association (the Conversion). Full-time and certain eligible part-time employees employed with the Association as of January 1, 1994 and full-time employees of the Company or the Association employed after such date who have been credited with at least 1,000 hours during a 12-month period and who have attained age 21 are eligible to participate.

   The ESOP subscribed for 7% (or 462,875) of the shares of common stock issued in the Conversion pursuant to the subscription rights granted under the ESOP plan. On June 30, 1995, the ESOP borrowed $3,703,000 from the Company in order to fund the purchase of common stock. The loan to the ESOP will be repaid principally from the Company's contributions to the ESOP over a period of

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------
        ten years and the collateral for the loan is the common stock purchased by the ESOP. The interest rate for the ESOP loan is 9%. At June 30, 1996, the outstanding balance of the loan was $3,332,700 and a total of 46,288 shares of common stock was allocated to employee accounts.

        Shares purchased by the ESOP will be held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan will be allocated among participants on the basis of compensation in the year of allocations. Benefits generally become 100% vested after five years of credited service. Prior to the completion of five years of credited service, a participant who terminates employment for reasons other than death, retirement or disability will not receive any benefit. Benefits are payable upon death, retirement or disability.

        The expense related to the ESOP for the year ended June 30, 1996 was approximately $665,000. At June 30, 1996, unearned compensation related to the ESOP approximated $3,147,000 and is shown as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition.

        Deferred Compensation Plan - The Association maintains a nonqualified deferred compensation plan (Deferred Compensation Plan) with certain directors whereby such directors may defer all or a portion of compensation otherwise currently payable in exchange for the receipt at the time they cease to serve as officers of the Association with a benefit at the time of retirement as provided for in the Plan. Amounts deferred under this program will earn interest, compounded annually, based on the highest certificate account rate (excluding accounts requiring deposits of $100,000 or more) in effect on January 1 of each year of the deferral or distribution period. Directors may defer compensation for any number of years, designated in advance. The Deferred Compensation Plan provides that benefits are to be paid in a lump sum or annual installments over a period of years determined by the Association at its discretion. The Deferred Compensation Plan also provides that directors may elect to have their deferred compensation, or any portion thereof, invested in stock of the Company. Included in accounts payable and other liabilities at June 30, 1996 and 1995 are $524,000 and $439,000, respectively, of deferrals related to the Deferred Compensation Plan.

        Directors' Retirement Plan - The Association and Company maintain a retirement plan for those directors who have completed ten years of service or who have both attained the age of 65 and had five years of consecutive service as a director (Directors' Retirement Plan). The Directors' Retirement Plan provides that a participant will receive monthly benefits until death equal to 60% of the basic monthly director's fee such participant received for the last month in which he served as director. Upon the retired participant's death, 50% of his/her benefit shall continue to be paid to his/her surviving spouse for the balance of his/her life. If the participant dies while still serving as a director, 50% of the monthly retirement benefit that said participant would have received had he/she retired the day immediately preceding the date of his/her death shall be paid to his/her surviving spouse for the balance of the spouse's life. The Directors' Retirement Plan was terminated effective March 31, 1995, and consequently, no new directors will be entitled to benefits under this plan.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

        Net pension cost for the Director's Retirement Plan consists of the following:

                                                                            YEAR ENDED JUNE 30,
                                                                          ------------------------
                                                                            1996    1995    1994
                                                                               (IN THOUSANDS)

           Service cost benefits earned during the year                      $ 8    $18     $19
           Interest cost on projected benefit obligations                     44     46      46
           Net amortization and deferral                                       9      2     (51)
                                                                             ---    ---     ---
                                                                             $61    $66     $14
                                                                             ===    ===     ===

        The following table sets forth the funded status of the Directors' Retirement Plan:

                                                                                YEAR ENDED JUNE 30,
                                                                          -------------------------------
                                                                            1996        1995       1994
                                                                                   (IN THOUSANDS)

           Accumulated benefit obligation:
            Vested                                                         $(602)      $(659)     $(614)
            Non-vested
                                                                           -----       -----      -----

                                                                           $(602)      $(659)     $(614)
                                                                           =====       =====      =====

           Projected benefit obligation for service to June 30             $(638)      $(659)     $(614)
           Unrecognized net gain                                             (37)        (23)       (62)
           Unrecognized net obligation at July 1, 1986
            being recognized over 15 years                                    78          93        109
           Unrecognized prior service cost                                                           (3)
                                                                           -----       -----      -----

           Pension liability cost recognized in consolidated
            statements of financial condition                              $(597)      $(589)     $(570)
                                                                           =====       =====      =====

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


        The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1996 and 1995 and 8% in 1994.

        Retirement Restoration Plan - The Association has implemented a non-qualified retirement plan to provide the Chief Executive Officer with additional retirement benefits. The benefits provided under such plan will make up the benefits lost to the participant due to application of limitations on compensation and maximum benefits applicable to the Association's tax-qualified plans. Benefits will be provided under the Retirement Restoration Plan at the same time and in the same form as the benefits will be provided under the Association's tax-qualified plans.

        Net pension cost for the Retirement Restoration Plan consists of the following for the year ended June 30, 1996:

           Immediate recognition of initial liability                   $87,000
                                                                        =======

        The following table sets forth the funded status of the Retirement Restoration Plan as of June 30, 1996:

           Accumulated benefit obligation:                             $(87,000)
            Vested
            Non-vested
                                                                       --------

                                                                       $(87,000)
                                                                       ========

           Projected benefit obligation for service to June 30         $(87,000)
                                                                       --------

           Pension liability cost recognized in consolidated
            statement of financial condition                           $(87,000)
                                                                       ========


        The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1996.

        Stock Compensation Plan - Effective January 11, 1996, the stockholders of the Company approved the Hemet Federal Savings and Loan Association Master Stock Compensation Plan (the Stock Compensation Plan). The Stock Compensation Plan, which is a nonqualified plan, was authorized to acquire up to 198,375 shares of Company common stock either directly from the Company or through purchases in the open market to be used for the granting of plan share grants, plan share allocations and plan share awards. The Association contributed funds to the Stock Compensation Plan to enable

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


        the Stock Compensation Plan trustees to acquire the necessary shares of the common stock. On February 28, 1996, 198,375 shares were purchased in the open market at a price of $10.00 per share. These shares represent deferred compensation and have been accounted for as a reduction in stockholders' equity in the accompanying consolidated statement of financial condition. Such shares are held in trust.

        The Stock Compensation Plan allocated 34,700 shares to directors with the remaining shares allocated to employees as follows: 75% as a base grant and 25% as a performance grant (provided certain goals are met). Shares vest in equal annual installments of 20% over a 5-year period. The expense related to the Stock Compensation Plan for the year ended June 30, 1996 was approximately $198,000. At June 30, 1996, deferred compensation related to the Stock Compensation Plan was approximately $198,000.

        Stock Option Plan - Effective January 11, 1996, the stockholders of the Company approved the HF Bancorp, Inc. 1995 Master Stock Option Plan (the Stock Option Plan). The Stock Option Plan authorizes the granting of options equal to 661,250 shares of common stock. All officers and other employees of the Company and its affiliates, and directors who are not also serving as employees of the Company or any of its affiliates are eligible to receive awards under the Stock Option Plan.

        Options granted under the Stock Option Plan will be made at an exercisable price equal to the fair market value on the date of grant. Options expire 10 years from the date of grant.

        Awards granted to employees may include incentive stock options, nonstatutory stock options and limited rights which are exercisable only upon a change in control of the Company. Awards granted to nonemployee directors are nonstatutory options. Options are exercisable in five equal annual installments of 20% commencing one year from the date of grant.

        The following is a summary of activity in the Stock Option Plan during 1996:


          Shares granted (weighted average exercise
           price of $10.04)                                           595,340
                                                                      =======

          Shares outstanding at June 30, 1996 (weighted
           average exercise price of $10.04)                          595,340
                                                                      =======

        No options were exercised, forfeited or expired during 1996 and none were exercisable at June 30, 1996.

        At June 30, 1996, shares reserved for future grant are 65,910.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

14.     COMMITMENTS AND CONTINGENCIES

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments represent commitments to fund loans. Commitments are issued following the Company's evaluation of each applicant's creditworthiness on a case-by-case basis. At June 30, 1996, the Company had outstanding loan funding commitments of $4,086,000 substantially all of which were adjustable rate commitments. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Also, external market forces impact the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements.

        As of June 30, 1996, minimum future operating lease commitments of the Company for real and personal property are as follows:


           First year                                                $  528,000
           Second year                                                  500,000
           Third year                                                   398,000
           Fourth year                                                  361,000
           Fifth year                                                   298,000
           Thereafter                                                 2,135,000
                                                                     ----------

                                                                     $4,220,000
                                                                     ==========

        Included in general and administrative expenses are rents and other leasehold expenses which approximated $520,000, $468,000 and $477,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

        The Company is involved in litigation concerning various transactions entered into during the normal course of business. Management does not believe that settlement of such litigation will have a material effect on the accompanying consolidated financial statements.

        The Company has negotiated an employment agreement with its chief executive officer. The employment agreement provides for the payment of up to three years severance benefits upon termination. The agreement expires on June 30, 1998.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

15.     INTEREST RATE RISK MANAGEMENT - OFF-BALANCE SHEET ACTIVITIES

        From 1987 to 1993, the Company entered into various interest rate exchange agreements in order to reduce the interest rate risk associated with long-term fixed rate mortgages and short-term liabilities. These agreements were designated as hedges of short-term liabilities, specifically deposit accounts with no specified maturity date or with maturity dates of less than one year which were expected to be renewed or replaced with other deposits upon their maturity.

        The Company pays a fixed rate and earns a variable rate, three-month LIBOR on interest rate swap agreements with notional amounts of $35,000,000, $110,000,000 and $150,000,000 as of June 30, 1996, 1995 and
        1994, respectively. The agreements are due to mature on various dates through 1999. At June 30, 1996, 1995 and 1994, the weighted average fixed payment rate and variable payment received rate were 8.72% and 5.49%, 9.17% and 6.15%, and 9.42% and 4.34%, respectively.

        The Company purchased interest rate cap agreements which have notional amounts of $55,000,000 as of June 30, 1994. There were no outstanding interest rate cap agreements as of June 30, 1996 or 1995.

        The Company purchased interest rate floor agreements which have notional amounts of $75,000,000 as of June 30, 1994. There were no outstanding interest rate floor agreements as of June 30, 1996 or 1995.

        At June 30, 1996, outstanding notional amounts and maturity dates of interest rate exchange agreements are summarized as follows:

                                                   NOTIONAL
                                                    AMOUNT
                                                (IN THOUSANDS)   MATURITY DATE

Interest rate swaps                                $20,000      January 6, 1999
                                                    15,000      January 30, 1999
                                                   -------

                                                   $35,000
                                                   =======

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


        Net interest expense (income) recorded by the Company on interest rate swap, cap and floor agreements is summarized as follows:


                                                         YEAR ENDED JUNE 30,
                                                     ---------------------------
                                                        1996     1995     1994
                                                            (IN THOUSANDS)
            Interest rate swaps                       $1,217   $4,452   $9,034
            Interest rate caps                                    106      232
            Interest rate floors,
             net of amortization                                  (32)  (4,580)
            Amortization of deferred
             loss on swap termination                  1,975
                                                      ------   ------   ------
                                                      $3,192   $4,526   $4,686
                                                      ======   ======   ======

        There are certain risks associated with swaps, floors and caps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the interest rate swap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into interest rate swap, floor and cap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such swaps and caps, and the correlation between the hedged liabilities and indices utilized. There is no assurance that, in the event interest rates change, the swaps, floors and caps will move on the same basis or in the same amounts as its cost of funds.

        As of June 30, 1996, the Company has pledged $211,154,000 of real estate loans, mortgage-backed securities and its investment in the capital stock of the FHLB in conjunction with certain interest rate swap transactions and advances from the FHLB (Note 10). Additionally, the Company has pledged $8,346,000 of mortgage-backed securities in conjunction with interest rate swap transactions with other primary dealers.

        On July 10, 1995, the Company terminated four interest rate swap agreements with an aggregate outstanding notional amount of $60,000,000. At June 30, 1995, the weighted average fixed payment rate and variable payment received rate were 9.53% and 6.11%, respectively. The Company paid a termination fee of $4,856,000 which has been deferred and is being amortized over the remaining terms of the respective swap agreements. Amortization of $1,975,000 for the year ended June 30, 1996 is included in net interest expense of hedging transactions in the accompanying consolidated statements of operations. Amortization will be $1,811,000, $798,000 $272,000 for the years ending June 30, 1997, 1998 and 1999, respectively.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

16.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following disclosures of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.



                                                             JUNE 30, 1996
                                                      --------------------------
                                                        CARRYING     ESTIMATED
                                                         AMOUNT      FAIR VALUE
                                                             (IN THOUSANDS)

ASSETS:
Cash and cash equivalents                               $100,633     $100,633
Investment securities held to maturity                    34,666       33,842
Investment securities available for sale                 173,171      173,171
Loans receivable                                         223,860      227,894
Mortgage-backed securities held to maturity              159,262      152,521
Mortgage-backed securities available for sale            100,259      100,259
Federal Home Loan Bank stock                               4,436        4,436

LIABILITIES:
Term deposit accounts                                   $528,840     $530,453
Other deposit accounts                                   140,885      140,885
Advances from the Federal Home Loan Bank                  70,000       68,066

OFF-BALANCE SHEET UNREALIZED LOSSES:
Commitments                                                          $      9
Interest rate swap agreements                                          (2,063)

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


                                                                JUNE 30, 1995
                                                           ---------------------
                                                            CARRYING   ESTIMATED
                                                             AMOUNT   FAIR VALUE
                                                               (IN THOUSANDS)
          ASSETS:
          Cash and cash equivalents                         $ 88,642   $ 88,642
          Investment securities held to maturity              19,464     19,571
          Investment securities available for sale            55,397     55,397
          Loans receivable                                   200,116    206,769
          Mortgage-backed securities held to maturity        208,090    206,811
          Mortgage-backed securities available for sale       70,603     70,603
          Federal Home Loan Bank stock                         4,319      4,319

          LIABILITIES:
          Term deposit accounts                             $350,373   $353,112
          Other deposit accounts                             121,964    121,964
          Advances from the Federal Home Loan Bank            70,000     67,896

          OFF-BALANCE SHEET UNREALIZED LOSSES:
          Commitments                                                  $     (8)
          Interest rate swap agreements                                  (8,605)

        The estimated fair values of investment securities and mortgage-backed securities are based on quoted market prices or dealer quotes. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

        The fair value of loans receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of nonperforming loans with a principal balance of approximately $1,301,000 and $2,281,000 at June 30, 1996 and 1995, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. These nonperforming loans, which are primarily commercial and construction loans, have a weighted average interest rate of 8.84% and 7.75% as of June 30, 1996 and 1995, respectively, and are due at various dates through 2022.

        The estimated fair value of Federal Home Loan Bank stock is based on its redemption value.

        The fair value of term deposit accounts is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of other deposit accounts is the amount payable on demand at June 30, 1996 and 1995.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

        Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of advances from the Federal Home Loan Bank.

        The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, the estimated fair value also considers the difference between current levels of interest rates and the committed rates.

        The fair value of interest rate swap agreements is the estimated amount that the Company would receive or pay to terminate the interest rate swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-evaluated for purposes of these consolidated financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.


17.     CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

        On June 30, 1995, the Association converted from a federally chartered mutual savings association to a federally chartered stock savings association. At that time, the Association established a liquidation account in an amount equal to its equity, as reflected in the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Association after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance was $18,449,000 at June 30, 1996.

        Subsequent to the conversion, the Association may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

        At June 30, 1995, included in accounts payable and other liabilities, is approximately $26,520,000 related to oversubscriptions for stock purchases by potential investors. Such amounts were refunded during July 1995.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

18.     PARENT COMPANY FINANCIAL INFORMATION

        The following presents the unconsolidated financial statements of the parent company only, HF Bancorp, Inc. (Note 1).

          HF BANCORP, INC. (PARENT COMPANY ONLY)

          STATEMENTS OF FINANCIAL CONDITION
          AS OF JUNE 30, 1996 AND 1995

                                                            1996        1995
                                                             (IN THOUSANDS)
          ASSETS:
          Cash and cash equivalents                        $ 4,313     $21,832
          Mortgage-backed securities available for sale
           (amortized cost of $15,025 at June 30, 1996)     14,608
          Accrued interest receivable                           93
          Investment in subsidiary                          58,406      61,611
          Receivables from subsidiary                        3,483       3,703
          Income taxes                                         168
                                                           -------     -------

                                                           $81,071     $87,146
                                                           =======     =======

          TOTAL STOCKHOLDERS' EQUITY                       $81,071     $87,146
                                                           =======     =======


HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


          HF BANCORP, INC. (Parent company only)

          STATEMENTS OF OPERATIONS
          FOR EACH OF THE THREE YEARS
          IN THE PERIOD ENDED JUNE 30, 1996

                                                         1996      1995     1994
                                                              (IN THOUSANDS)
          INTEREST INCOME:
          Interest on loans                            $  317     $  -     $  -
          Interest on mortgage-backed securities          946
          Interest - Other                                468
                                                       ------     ------   -------

           Total interest income                        1,731

          GENERAL AND ADMINISTRATIVE EXPENSES:
          Legal and professional services                  76
          Salaries and employee benefits                   55
          Other                                           320
                                                       ------     ------   -------

           Total general and administrative expenses      451

          EQUITY IN NET EARNINGS (LOSS) OF
           SUBSIDIARY                                   1,224       (693)   (1,138)
                                                       ------     ------   -------
          EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE     2,504       (693)   (1,138)

          INCOME TAX EXPENSE                              557
                                                       ------     ------   -------

          NET EARNINGS (LOSS)                          $1,947     $ (693)  $(1,138)
                                                       ======     ======   =======

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------


   HF BANCORP, INC. (Parent company only)

   SUMMARY STATEMENTS OF CASH FLOWS
   FOR EACH OF THE THREE YEARS
   IN THE PERIOD ENDED JUNE 30, 1996

                                                             1996      1995      1994
                                                                  (IN THOUSANDS)
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                    $ 1,947    $  (693)  $(1,138)
   Adjustments to reconcile net earnings (loss) to cash
    provided by operating activities:
   Accretion of discounts on mortgage-backed securities       (12)
   Increase in accrued interest receivable                    (93)
   Increase in receivables from subsidiary                   (150)
   Increase in income taxes                                     4
   Equity in net (earnings) loss of subsidiary             (1,224)       693     1,138
                                                          -------    -------   -------
      Net cash provided by operating activities               472

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mortgage-backed securities available
    for sale                                              (16,153)
   Principal repayments on mortgage-backed securities
    available for sale                                      1,140
   Capital contribution to subsidiary                                (25,535)
   Loan to subsidiary                                                 (3,703)
   Paydown of loan to subsidiary                              370
                                                          -------    -------   -------
      Net cash used in investing activities               (14,643)   (29,238)

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock                             (3,348)
   Net proceeds from issuance of common stock                         51,070
                                                          -------    -------   -------
    Net cash (used in) provided by financing activities    (3,348)    51,070

   NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                      (17,519)    21,832

   CASH AND CASH EQUIVALENT,
    beginning of year                                      21,832
                                                          -------    -------   -------
   CASH AND CASH EQUIVALENTS, end of year                 $ 4,313    $21,832   $   -
                                                          =======    =======   =======

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996 (Continued)
- --------------------------------------------------------------------------------

19.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of quarterly results:

                                         FIRST     SECOND     THIRD     FOURTH
(IN THOUSANDS, EXCEPT PER SHARE DATA)   QUARTER    QUARTER   QUARTER    QUARTER

1996
 Interest income                       $11,117    $12,473   $13,213    $13,552
 Interest expense                        7,606      8,415     8,952      9,086
 Provision for estimated loan losses       145         58       419        432
 Net earnings                              214        544       799        390
 Earnings per share                        .03        .09       .13        .07

1995
 Interest income                       $ 9,520    $10,612   $10,041    $10,251
 Interest expense                        7,449      7,096     6,879      7,371
 Provision for estimated loan losses        84        173       538        407
 Net earnings (loss)                      (417)       545      (577)      (244)


20.     PROPOSED BUSINESS COMBINATION

        On May 9, 1996, the Company entered into a definitive agreement to acquire Palm Springs Savings Bank (Palm Springs). The Company will pay $14.375 per share for all of the 1,131,279 outstanding shares of common stock of Palm Springs for a total price of $16,262,000. Palm Springs is a $187,000,000 four-branch institution located in the Coachella Valley area of Riverside County. The Company has received regulatory approval to complete the purchase. On August 23, 1996, the stockholders of Palm Springs Savings Bank successfully voted to approve the transaction, which is scheduled to be completed on September 27, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1996, on pages 6 and 7.

Officers of the Association who were Executive Officers of the Company as Defined by Rule 405 of Regulation C of the Securities and Exchange Commission.

        Name            Age(1)          Positions Held With the Association
        ----            -----           -----------------------------------
Jack A. Sanden           55             Senior Vice President
Letsy J. Glen            50             Senior Vice President
Diane Calderon           45             Senior Vice President
William T Tierney        53             Senior Vice President
leticia J. Arciniega     42             Senior Vice President

(1) As of June 30, 1996

ITEM 11. EXECUTIVE COMPENSATION

         The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1996, on pages 10 through 20 (excluding the Report of the Compensation Committee on pages 10 through 12 and the Stock Performance Graph on page 13).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1996, on page 4 and 6 through 7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1996, on page 20.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  1.  Financial Statements

                These documents are listed in the Index to Consolidated Financial Statements under Item 8.

            2.  Financial Statement Schedules

                Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

       (b)  Reports on Form 8-K Filed During the Quarter Ended June 30, 1996

            Reports on Form 8-K were filed on April 19, 1996 reporting that the Company had entered into an agreement whereby the Association would acquire certain assets and liabilities associated with three branch offices of Hawthorne Savings F.S.B.; on May 20, 1996 announcing that the Company had entered into an agreement and Plan of Merger whereby the Company would acquire Palm Springs Savings Bank, F.S.B.; on June 28, 1996 announcing the Association had completed its purchase of three San Diego County branches of Hawthorne Savings Bank, F.S.B.; on July 5, 1996 announcing the appointment of a new director; and on September 4, 1996 announcing the pro forma results of the Association's acquisition of branch offices from Hawthorne Savings Bank, F.S.B.

       (c)  Exhibits Required by Securities and Exchange Commission Regulation
            S-K


Exhibit Number
- --------------
    3.1      Amended Certificate of Incorporation of HF Bancorp, Inc.*

    3.2      Bylaws of HF Bancorp, Inc.*

    4.0      Stock Certificate of HF Bancorp, Inc.*

    10.1     Employment Agreement entered into between the Association and Mr.
             Eichinger*

    10.2     Employment Agreement entered into between the Company and Mr.
             Eichinger*

    10.3 Change in Control Agreements entered into between the Association and certain executive officers*

    10.4 Change in Control Agreements entered into between the Company and certain executive officers*

    10.5     Hemet Federal Savings and Loan Association Employee Stock Ownership Plan and Trust*

    10.6     Hemet Federal Savings and Loan Association Retirement Restoration
             Plan**

    10.7     Hemet Federal Savings and Loan Association Directors Deferred Fee
             Stock Unit**

    10.8     Hemet Federal Savings and Loan Association Management Deferred
             Compensation Plan**

    10.9     HF Bancorp, Inc. 1995 Master Stock Option Plan***

    10.10    Hemet Federal Savings and Loan Association 1995 Master Stock
             Compensation Plan***

    21       Subsidiaries of HF Bancorp, Inc.  See "Part I - Subsidiaries," which information is incorporated herein by reference


__________________________
* Incorporated herein by reference into this document from the Exhibits to Form S-1 Registration Statement and any amendments thereto, filed March 14, 1994, Registration No. 33-90286.

** Incorporated herein by reference into this document form the Form 10-K for the fiscal year ended June 30, 1995 filed with the Commission on September 27, 1995, file No. 0-27522.

*** Incorporated herein by reference into this document from the Proxy Statement dated November 28, 1995 filed on December 1, 1995 with the Commission.

                                   SIGNATURE


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HF Bancorp, Inc.


                                           By: /s/ J. Robert Eichinger
                                               ---------------------------
                                               J. Robert Eichinger
Dated: September 19, 1996                      President and Chief Executive
       ------------------                      Officer
                                               Chairman of the Board


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Name                               Title                                             Date
         ----                               -----                                             ----
/s/ J. Robert Eichinger               President and Chief Executive Officer             September 19, 1996
- -----------------------------         Chairman of the Board
J. Robert Eichinger                   (principal executive officer)

/s/ Gerald A. Agnes                   Executive Vice President                          September 19, 1996
- -----------------------------
Gerald A. Agnes

/s/ Alex J. Neil                      Vice President and Chief Financial Officer        September 19, 1996
- ------------------------------        (principal financial and accounting officer)
Alex J. Neil


/s/ Norman M. Coulson                 Director                                          September 19, 1996
- ------------------------------
Norman M. Coulson


/s/ Dr. Robert K. Jabs                Director                                          September 19, 1996
- ------------------------------
Dr. Robert K. Jabs


/s/ George W. Fenimore                Director                                          September 19, 1996
- ------------------------------
George W. Fenimore


/s/ Patricia A. "Corky" Larson        Director                                          September 19, 1996
- ------------------------------
Patricia A. "Corky" Larson


/s/ Harold L. Fuller                  Director                                          September 19, 1996
- ------------------------------
Harold L. Fuller


/s/ Leonard E. Searl                  Director                                          September 19, 1996
- ------------------------------
Leonard E. Searl