Form 10-K/A
period 1996-06-30
HF BANCORP INC
filed 1996-11-04
CIK 941547

<PAGE 1>

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K/A

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
                              Yes       X                  No
                                      -----                    -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The number of shares outstanding for each of the registrant's classes of common stock issued and outstanding as of September 10, 1996 was 6,281,875.

      The aggregate market value of the voting stock held by "non-affiliates" of the registrant (i.e., persons other than the directors and executive officers of
                ----
the registrant) was $55,543,854 based upon the last sales price as quoted on The NASDAQ Stock Market for September 10, 1996.

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

      (b)  Reports on Form 8-K Filed During the Quarter Ended June 30, 1996

           Reports on Form 8-K were filed on April 19, 1996 reporting that the Company had entered into an agreement whereby the Association would acquire certain assets and liabilities associated with three branch offices of Hawthorne Savings F.S.B.; on May 20, 1996 announcing that the Company had entered into an agreement and Plan of Merger whereby the Company would acquire Palm Springs Savings Bank, F.S. B.; on June 28, 1996 announcing the Association had completed its purchase of three San Diego County branches of Hawthorne Savings Bank, F.S.B.; on July 5, 1996 announcing the appointment of a new director; and on September 4, 1996 announcing the pro forma results of the
           Association's acquisition of branch offices from Hawthorne Savings Bank, F.S.B.

      (c)  Exhibits  Required  by  Securities and Exchange Commission Regulation
           S-K

Exhibit Number
--------------

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

  10.7 Hemet Federal Savings and Loan Association Directors Deferred Fee Stock Unit Plan**

  10.8  Hemet  Federal  Savings   and   Loan   Association  Management  Deferred
        Compensation Plan**

  10.9  HF Bancorp, Inc. 1995 Master Stock Option Plan***

  10.10 Hemet   Federal   Savings  and   Loan   Association  1995  Master  Stock
        Compensation Plan***

  21 Subsidiaries of HF Bancorp, Inc. See "Part I - Subsidiaries," which information is incorporated herein by reference

  27    Financial Data Schedule (filed herewith)

  99    Proxy Statement for 1996 Annual Meeting (filed herewith)

--------------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1 Registration Statement and any amendments thereto, filed March 14, 1994, Registration No. 33-90286.

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

                                       HF Bancorp, Inc.


                                       By: /s/ J. Robert Eichinger
                                           ------------------------------
                                           J. Robert Eichinger
Dated: November 4, 1996                    President and Chief Executive Officer
       -------------------                 Chairman of the Board