Form 10-Q
period 1996-09-30
HF BANCORP INC
filed 1996-11-12
CIK 941547

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 1996
                                                ------------------


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


        Registrant's telephone number, including area code: (909) 658-4411






      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  x      No
                                                      ---        ---



                       APPLICABLE ONLY TO CORPORATE ISSUERS:



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      There were 6,281,875 shares of the Registrant's common stock outstanding as of November 8, 1996.

HF BANCORP, INC. AND SUBSIDIARY
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION                                            PAGE
         ---------------------                                            ----

ITEM 1.            FINANCIAL STATEMENTS

            Consolidated Statements of Financial Condition as of
            September 30, 1996, (unaudited) and June 30, 1996              3

            Consolidated Statements of Operations (unaudited) for the
            Three Months ended September 30, 1996 and 1995                4-5

            Changes in Stockholders Equity (unaudited)                     6

            Consolidated Statements of Cash Flows (unaudited) for the
            Three Months ended September 30, 1996 and 1995                7-8

            Notes to Consolidated Financial Statements (unaudited)       9-14


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS        15-24
                   ---------------------------------------------

PART II - OTHER INFORMATION
          -----------------

Item 1.            Legal Proceedings                                       25

Item 2.            Changes in Securities                                   25

Item 3.            Defaults Upon Senior Securities                         25

Item 4.            Submission of Matters to a Vote of Security Holders     25

Item 5.            Other Information                                       25

Item 6.            Exhibits and Reports on Form 8-K                     25-26

       Signature Page                                                     27




                                       HF BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                   Sept 30,         June 30,
                                                                                      1996            1996
                                                                                      ----            ----
                                                                                  (Unaudited)
                                                                                      (Dollars in thousands)

ASSETS
Cash and cash equivalents                                                        $     29,773       $100,633
Investment securities held to maturity (estimated fair value of $33,855 and 33,842 at September 30, 1996 and June 30, 1996,
 respectively)                                                                         34,428         34,666
Investment securities available for sale (amortized cost of $ 195,903
 and  $177,487 at  September  30, 1996 and June 30,  1996,  respectively)             192,597        173,171
Loans receivable (net of allowance for estimated loan losses of $6,113
 and  $3,068  at  September  30,  1996 and June 30,  1996,  respectively)             438,573        225,161
Mortgage-backed  securities  held to maturity  (estimated fair value of
 $164,889 and  $152,521 at  September  30, 1996 and June 30,  1996,
 respectively)                                                                        169,187        159,262
Mortgage-backed securities available for sale (amortized cost of $86,249
and $99,888 at September 30, 1996 and June 30, 1996, respectively)                     87,105        100,259
Accrued  interest  receivable                                                           7,438          6,260
Investment  in capital  stock of the Federal Home Loan Bank, at cost                    5,934          4,436
Premises and  equipment,  net                                                           8,226          6,578
Real estate owned, net
 Acquired through foreclosure                                                           3,134          1,079
 Acquired for sale or investment                                                          758            996
Other assets                                                                           27,221         14,415
                                                                                   ----------       --------

Total assets                                                                       $1,004,374       $826,916
                                                                                   ==========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Deposit accounts                                                                   $ 836,132       $669,725
Advances from the Federal Home Loan Bank                                              70,000         70,000
Accounts payable and other liabilities                                                11,434          5,278
Income taxes                                                                           6,999            842
                                                                                  ----------       --------

Total liabilities                                                                    924,565        745,845

Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued                 --             --
 Common stock, $.01 par value;  15,000,000 shares  authorized;  6,612,500 issued
 and 6,281,875 outstanding at September 30, 1996 and June 30,1996                         66             66
Additional paid-in capital                                                            51,146         51,113
Retained earnings, substantially restricted                                           38,618         40,957
Net unrealized loss on securities available for sale, net of taxes                   (1,431)        (2,309)
Deferred stock compensation                                                          (5,242)        (5,408)
Treasury stock, 330,625 shares                                                       (3,348)        (3,348)
                                                                                  ----------       --------

     Total stockholders' equity                                                       79,809         81,071
                                                                                  ----------       --------

     Total liabilities and stockholders' equity                                   $1,004,374       $826,916
                                                                                  ==========       ========


See notes to consolidated financial statements



                               HF BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)



                                                               FOR THE THREE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                               --------------------
                                                                1996        1995
                                                                ----        -----
                                                             (dollars in thousands)

INTEREST INCOME:
Interest on loans                                             $ 5,009      $4,172
Interest on mortgage-backed securities                          4,655       4,783
Interest and dividends on investment securities                 4,735       2,162
                                                               -------     -------

     Total interest income                                     14,399      11,117

INTEREST EXPENSE:
Interest on deposit accounts                                    8,138       5,863
Interest on advances from the Federal Home Loan Bank
 and other borrowings                                             915         918
Net interest expense of hedging transactions                      780         825
                                                               -------     -------

     Total interest expense                                     9,833       7,606
                                                               -------     -------

NET INTEREST INCOME BEFORE PROVISION FOR
 ESTIMATED LOAN LOSSES                                          4,566       3,511

PROVISION FOR ESTIMATED LOAN LOSSES                               179         145
                                                               -------     -------

NET INTEREST INCOME AFTER PROVISION FOR
 ESTIMATED LOAN LOSSES                                          4,387       3,366

OTHER INCOME (EXPENSE):
Loan and other fees                                                51          49
Loss from real estate operations, net                             (52)        (78)
Gain on sale of mortgage-backed securities available for sale     365          --
Savings Fees                                                      171          15
Other income                                                      121         148
Amortization of intangible assets                                (237)         --
                                                               -------     -------

     Total other income (expense)                                 419         134











See notes to consolidated financial statements.



                              HF BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS(CONTINUED)
                                         (UNAUDITED)



                                                                  FOR THE THREE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                                  ----------------------
                                                                  1996              1995
                                                                  ----              ----
                                                               (dollars in thousands except
                                                                    earnings per share)

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and employee benefits                                  $   1,997        $   1,636
Occupancy and equipment expense                                       630              521
FDIC insurance and other assessments                                5,079              338
Legal and professional services                                       168              112
Data processing service costs                                         292              215
Marketing                                                             158               66
Savings Expense                                                       101               67
Other                                                                 350              174
                                                                 --------         --------

     Total general and administrative expenses                      8,775            3,129

EARNINGS (LOSS) BEFORE INCOME TAXES EXPENSE (BENEFIT)              (3,969)             371
INCOME TAX EXPENSE (BENEFIT)                                       (1,630)             157
                                                                 --------         --------

NET EARNINGS(LOSS)                                                 (2,339)             214
                                                                 ========         ========

Net earnings (loss) per share                                       ($.41)            $.03

Weighted average common shares outstanding                      5,700,619        6,157,340





See notes to consolidated financial statements













                                                         HF BANCORP, INC.
                                  CONSOLIDATED  STATEMENT OF CHANGES IN  STOCKHOLDER'S  EQUITY
                                              Three Months Ended September 30, 1996
                                                           (Unaudited)


                                       Common     Additional    Retained   Unrealized   Deferred stock   Treasury        Total
                                        stock     paid-in       earnings   loss on      compensation     stock
                                                  capital                  securities
                                                                           available
                                                                           for sale
                                   -----------------------------------------------------------------------------------------------
                                                                (In Thousands)
Balance at July 1, 1996                    $66      $51,113      $40,957      ($2,309)      ($5,408)      ($3,348)      $81,071

Net loss for the three months
ended September 30, 1996                    --           --       (2,339)          --            --            --        (2,339)

Change in net unrealized loss on
securities available for sale, net          --
of taxes                                    --           --           --          878            --            --           878

Deferred stock compensation                 --           33           --           --           166            --           199

                                   ------------------------------------------------------------------------------------------------
Balance at September 30, 1996              $66      $51,146      $38,618      ($1,431)      ($5,242)      ($3,348)      $79,809
                                   ================================================================================================





                                 HF BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)

                                                                             FOR THE THREE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                             --------------------
                                                                                1996         1995
                                                                                ----         ----
                                                                            (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings(loss)                                                           (2,339)        $ 214
Adjustments to reconcile net earnings (loss)
 to net cash provided by (used in) operating activities:
Provisions for estimated loan and real estate losses                            209           156
 Direct write-offs from real estate operations                                    2            22
Depreciation and amortization                                                   217           192
Amortization of deferred loan fees                                             (118)          (74)
(Accretion) amortization of (discounts) premiums on loans
  and investment and mortgage-backed securities, net                             68            76
Amortization of intangible assets                                               237            --
Federal Home Loan Bank stock dividend                                           (89)          (51)
 Loss (Gain) on sales of real estate, net                                        10           (19)
 Gain on sale of mortgage-backed securities, available for sale                (365)           --
 Gain on sale of premises and equipment                                         (10)           --
Increase in accrued interest receivable                                      (1,178)         (771)
Increase(Decrease) in accounts payable and other liabilities                  5,621       (27,004)
Increase in other assets                                                     (2,188)       (3,053)
Other, net                                                                    1,340            51
                                                                            --------      --------

Net cash provided by (used in) operating activities                           1,417       (30,261)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans receivable                                            (50,597)         (117)
Purchases of mortgage-backed securities held to maturity                    (15,039)           --
Purchases of mortgage-backed securities available for sale                   (9,888)      (16,154)
Principal repayments on mortgage-backed securities held to maturity           5,058         5,851
Principal repayments on mortgage-backed securities available for sale         3,576         2,707
Purchases of investment securities held to maturity                              --       (32,804)
Purchases of investment securities available for sale                       (34,970)           --
Principal repayments on investment securities held to maturity                  247           171
Principal repayments on investment securities available for sale              1,577         1,735
Proceeds from sales of mortgage-backed securities available for sale         21,150            --
Proceeds from sales of real estate owned                                        365         1,053
Additions to real estate owned                                                   (5)          (62)
Proceeds from sale of premises and equipment                                      5             4
Additions to premises and equipment                                            (703)          (53)
Maturities of investment securities available for sale                       19,930            --
Cash payment for acquisition, net of cash received                          (14,707)           --
                                                                            --------      --------

     Net cash used in investing activities                                  (74,001)      (37,669)



See notes to consolidated financial statements





                                  HF BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                            (UNAUDITED)


                                                                        FOR THE THREE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                        --------------------
                                                                           1996         1995
                                                                           ----         ----
                                                                        (Dollars in thousands)




CASH FLOWS FROM FINANCING ACTIVITIES:


Net increase in certificate accounts                                      2,424        1,186
Net decrease in NOW, passbook, money market investment and
 non-interest -bearing accounts                                            (700)      (3,235)
                                                                        --------      -------
Net cash used in financing activities                                     1,724       (2,049)
                                                                        --------      -------


NET DECREASE IN CASH AND CASH EQUIVALENTS                               (70,860)     (69,979)

CASH AND CASH  EQUIVALENTS AT BEGINNING OF PERIOD                       100,633       88,642
                                                                        --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               29,773     $ 18,663
                                                                        ========    =========


SUPPLEMENTAL CASH FLOW DISCLOSURES-

Cash paid during the period for:
Interest on deposit accounts and other borrowings                       $ 1,403     $   698
                                                                        ========    ========

Income Taxes                                                                 --          --
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF NON CASH
 INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired through foreclosure                             $     21   $     901
   Common stock acquired by ESOP                                             --   $      92

Loans to facilitate sale of real estate through foreclosure            $     99   $      91

Purchase of  Palm Springs Savings Bank:
Fair value of assets purchased, excluding cash                         $184,321          --
Fair value of liabilities assumed                                      $169,614          --
                                                                       --------

     Cash payment for acquisition, net of cash received               $  14,707          --
                                                                    ===========

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

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

      The consolidated financial statements include the accounts of HF Bancorp, Inc. and its wholly-owned subsidiary Hemet Federal Savings and Loan Association and its wholly-owned subsidiaries, HF Financial Corporation, Coachella Valley Financial Services Corporation ("CVFSC"), PSSB Insurance Services, Inc. ("PSSBI") and H.F Financial Corporation's subsidiary, First Hemet Corporation (collectively, the Company). CVFSC served as the trustee on deeds of trust held by Palm Springs Savings Bank ("PSSB"). This service will be transferred to First Hemet Corporation. PSSBI was formed to offer life insurance and other investment products to customers of PSSB. In September of 1994 PSSBI discontinued marketing debt and equity securities, including mutual funds, to the general public and the PSSB customer base. First Hemet Corporation provides trustee services for the Association, is engaged in real estate development, and receives commissions from the sale of mortgage life insurance, fire insurance and annuities. All material intercompany transactions, profits and balances have been eliminated.

      The Company is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Headquartered in Hemet, California, the Association conducts business from its main office and three branch offices located in Hemet, California, three branches in Riverside, California and from its other twelve branch offices located in Sun City, San Jacinto, Canyon Lake, Idyllwild, Murrieta, Vista, Oceanside, Rancho Bernardo, Palm Springs, Desert Hot Springs, Cathedral City and Rancho Mirage, California. Its deposits are insured up to the applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. The Association is also a member of the Federal Home Loan Bank of San Francisco ("FHLB"). The Association is primarily engaged in the business of attracting funds in the form of deposits and supplementing such deposits with FHLB and other borrowings, and investing such funds in loans secured by real estate, primarily one-

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

(UNAUDITED)

to-four family residential mortgage loans. The Association has, in recent years, invested in mortgage-backed and related securities, including collateralized mortgage obligations. To a lesser extent, the Association invests in multi-family mortgage loans, commercial real estate loans, construction loans, acquisition, development and land loans, consumer loans, and commercial business loans. The Association's revenues are derived principally from interest on its mortgage loans, consumer loans, mortgage-backed securities portfolio and interest and dividends on its investment securities. The Association's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, and other borrowings.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the entire fiscal year.

      These consolidated financial statements and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited consolidated financial statements and notes thereto of HF Bancorp, Inc. for the year ended June 30, 1996 included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

2.    Earnings Per Share
      ------------------

      Earnings per share for the three months ended September 30, 1996 are based on weighted average common shares outstanding of 5,700,619. The total issued shares of 6,612,500 have been adjusted for the weighted average unallocated shares under the ESOP plan of 382,881, for the reduction of outstanding shares purchased for the stock compensation plan of 198,375 and acquisition of shares of treasury stock of 330,625 for the three months ended September 30, 1996.
(See Note 6)


3.    Termination of Swap Agreements
      ------------------------------

      On July 10, 1995, the Company terminated four interest rate swap agreements with an aggregate outstanding notional amount of $60,000,000. At June 30, 1995, the weighted average fixed payment rate and variable payment received rate were 9.53% and 6.11%, respectively. The Company paid a termination fee of $4,856,000 which has been deferred and is being amortized over

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

(UNAUDITED)

the remaining terms of the respective swap agreements. The expected future annual amortization is as follows: $1,811,000, $798,000 and $272,000 for the years ended June 30, 1997, 1998 and 1999 respectively. As of September 30, 1996 the remaining deferred amount was $2,373,000.


4.    Loans Receivable
      ----------------

      The Association adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan." as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," as of July 1, 1995. These statements generally require all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectability of both contractual interest and contractual principal when assessing the need for loss recognition.

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

      As of September 30, 1996, the Association had impaired loans totaling $10.7 million which have related specific reserves of $1.6 million; there were $4.9 million of impaired loans as of September 30, 1996 for which no specific reserves had been recorded. The average recorded investment in impaired loans during the three months ended September 30, 1996 was $11.4 million. The accrual of interest on impaired loans is discontinued when, in managements opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized to the extent of full cash payments received and accepted. As of September 30, 1996 accrued interest on impaired loans was $ 70,000 and interest of $ 153,000 was received in cash for the three months then ended. Interest not recognized due to non-accrual status was $ 101,000 for the three months ended September 30, 1996. Of the $10.7 million of impaired loans which have specific reserves established in the amount of $1.6 million, 52.6%, or $5.6 million are paid current.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

(UNAUDITED)


5.    Change in Accounting Principles
      -------------------------------

      During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 122, "Accounting for Mortgage Servicing Rights." Management does not believe that either of these statements will have a material impact on the financial condition or results of operations of the Company.

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

6.    Stock Plans
      -----------

      The Company established for eligible employees an Employee Stock Ownership Plan and Trust ("ESOP") which became effective upon the conversion of the Association from a mutual to a stock association (the "Conversion"). The ESOP subscribed for 7% of the shares of common stock issued in the Conversion pursuant to the subscription rights granted under the ESOP plan. On June 30, 1995, the ESOP borrowed $3,703,000 from the Company in order to fund the purchase of common stock. The loan to the ESOP will be repaid principally from the Company's contributions to the ESOP over a period of ten years and the collateral for the loan is the common stock purchased by the ESOP. The interest rate for the ESOP loan is 9%. As of September 30, 1996 a total of 46,288 shares of common stock was allocated to employee accounts, leaving a remainder of 416,587 shares to be allocated over the next nine years.

      At the Company's Annual Meeting of Shareholders on January 11, 1996, the shareholders approved the HF Bancorp, Inc. 1995 Master Stock Option Plan ("Stock Option Plan") and the Hemet Federal Savings and Loan Association Master Stock Compensation Plan (the "Stock Compensation Plan") (collectively the "Plans"). These Plans became effective as of the date of approval. The Stock Compensation Plan was authorized to acquire 198,375 shares of common stock in the open market. The Association contributed funds to the Stock Compensation Plan to enable the Stock Compensation Plan trustees to acquire the necessary shares of the common stock. On February 28, 1996, the Association acquired 198,375 shares in the open market at a price of

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

(UNAUDITED)

$10.00 per share. Stock shares are held in trust. The plan allocated 34,700 shares to directors with the remaining shares allocated to employees as follows:
75% as a base grant and 25% as a performance grant to employees (provided goals are met) which will vest over a 5 year period. The total shares authorized were awarded to directors and employees in key management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. The amount contributed to the Stock Compensation Plan will be amortized to compensation expense as the Association's employees and directors become vested in those shares. During the three months ended September 30, 1996, $98,000 was amortized to expense.

      The Stock Option Plan provides for the grant of up to 661,250 shares of Common Stock to employees in key management positions and directors and similar to the Stock Compensation Plan, it is intended to provide key management and directors with a proprietary interest in the Company and therefore an incentive to remain with the Company.

7.     Recent Developments
       -------------------

Deposit Insurance Funds Act of 1996
-----------------------------------

      On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the third quarter of 1996 and is tax deductible. The Association took a pre-tax charge of $4.8 million as a result of the FDIC special assessment.

      The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and Bank Insurance Fund ("BIF") members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of
1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

      As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

(UNAUDITED)

cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.


Palm Springs Savings Bank Acquisition
-------------------------------------

      On September 27, 1996, Hemet Federal Savings and Loan Association consummated the acquisition of Palm Springs Savings Bank (PSSB) by purchasing their 1,131,446 shares of common stock for $16.3 million. The purchase included acquiring a net loan portfolio of $160.7 million with an average weighted rate of 8.47% and savings account deposits of $164.7 million with an average weighted rate of 4.09%.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------

of Operations
-------------

General
-------

HF Bancorp, Inc. ("Bancorp" or the "Company") was organized by Hemet Federal Savings and Loan Association ("Association" or "Hemet Federal") for the purpose of acquiring all of the capital stock of the Association to be issued in connection with the Association's conversion from mutual to stock form, which was consummated on June 30, 1995, (the "Conversion"). The Company was incorporated under Delaware law. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Headquartered in Hemet, California, the Company conducts business from its main office and three branch offices located in Hemet, California, three branches in Riverside, California and from its other twelve branch offices located in Sun City, San Jacinto, Canyon Lake, Idyllwild, Murrieta, Vista, Oceanside, Rancho Bernardo, Palm Springs, Cathedral City, Rancho Mirage and Desert Hot Springs, California. The Association is regulated by the OTS and the FDIC and its deposits are insured up to the applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. The Association is also a member of the Federal Home Loan Bank of San Francisco ("FHLB").

The Company is primarily engaged in the business of attracting funds in the form of deposits and supplementing such deposits with FHLB and other borrowings, and investing such funds in loans secured by real estate, primarily one to four family residential mortgage loans. The Company had in past recent years, when mortgage demand was not as high as presently exists, made investments in U.S. agency backed investment securities and mortgage-backed and related securities, including collateralized mortgage obligations ("CMOs") that generally are either guaranteed by a Federal agency, a government sponsored entity, or are private issuer securities that have an investment grade of AAA. The current direction is to serve the loan demand in our expanded market areas that have grown with the branch acquisitions in northern San Diego County from Hawthorne Savings, F.S.B. and through the purchase-acquisition of Palm Springs Savings Bank that serves the Coachella Valley communities. To a lesser extent, the Company invests in multi-family mortgage loans, commercial real estate loans, construction loans, acquisition, development and land loans, commercial business loans and consumer loans.

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

Changes in Financial Condition from June 30, 1996 to September 30, 1996
-----------------------------------------------------------------------

Total assets of the Company increased $ 177.5 million, or 21.5 %, from $ 826.9 million at June 30, 1996 to $1.004 billion at September 30, 1996, primarily as a result of the acquisition of Palm Springs Savings Bank (PSSB). (See Note # 7, Palm Springs Savings Bank Acquisition). Loans
receivable net; increased $213.4 million, or 94.8% from $225.2 million at June 30, 1996 to $438.6 million at September 30, 1996 primarily as a result of net loans acquired in the PSSB acquisition totalling $160.7 million and the remainder as a result of increased lending activity at the Association level, which included $36.9 million in whole loan, adjustable rate residential loans purchased in the secondary market. Mortgage-backed and other investment securities increased by only $16.0 million, from $467.4 million at June 30, 1996 to $483.3 million at September 30, 1996. Investment in capital stock of the FHLB increased from $4.4 million to $5.9 million when comparing the balances at June 30, 1996 to September 30, 1995; primarily as a result of acquiring $1.4 million in stock previously owned by PSSB and dividends credited as stock for $93,000.

Deposit account balances increased $166.4 million or 24.8%, from $669.7 million at June 30, 1996 to $836.1 million at September 30, 1996, primarily due to the PSSB acquisition that added accounts totalling $164.7 million in deposit accounts. Total equity decreased $1.3 million from $81.1 million at June 30, 1996 to 79.8 million at September 30, 1996, or 1.6% primarily due to the $2.3 million net loss for the three months ended September 30, 1996 which includes the $2.8 million after tax impact of the one-time SAIF assessment accrual at September 30, 1996, which was partially offset by improvement in the net unrealized loss position on securities available for sale that added $878,000, net of taxes, to equity at September 30, 1996.

Managing Interest Rate Risk and Hedging Activities
--------------------------------------------------

In an effort to manage the Company's vulnerability to interest rate changes, management closely monitors interest rate risk on an ongoing basis.

The Company has limited its exposure to interest rate risk, in part, through the origination and purchase of ARM loans and shorter-term fixed-rate loans. Management believes that, although investment in ARM loans may reduce short-term earnings below amounts obtainable through investments in fixed-rate mortgage loans, an ARM loan portfolio reduces the Company's exposure to adverse interest rate fluctuations and enhances longer term profitability. During the quarter ended September 30, 1996 the Association purchased adjustable rate residential whole loans in the secondary market totalling $36.9 million with a net weighted average coupon of 7.0% . Within this group $22.8 million are indexed to the one year constant maturity treasury index adjusting on an annual basis and $14.1 million were structured as three/one adjustable rate loans whereby the rate is fixed for the first three years of the loan's life and then reverts to a one year adjustable based on the one year constant maturity treasury index. There can be no assurance that any substantial amount of ARM loans meeting the Association's underwriting standards will be available for origination in the future. The overall investment policy of the Company is designed to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate risk, to supplement the Company's lending activities, and to provide and maintain liquidity. The
Company's objective is to control interest rate risk through investments in instruments with shorter terms to maturity or average lives to better match the repricing of liabilities. As of June 30, 1996, pursuant to the results of the OTS Risk Management Model, the Association's Net Portfolio Value was $71.1 million compared to its book value of $ 60.7 million.


The Company has also utilized a variety of financial instruments and strategies to manage the
                                     16
interest rate risk associated with its interest rate sensitive assets and liabilities, including off-balance sheet transactions, such as interest rate agreements, including swaps, caps and floors, which the Company originally entered into to synthetically adjust the duration of the Company's liabilities to more closely match that of its assets. At September 30, 1996, the Company had two interest swap agreements with an aggregate notional amount of $35.0 million. One swap will mature on January 6, 1999 in the notional amount of $20.0 million, and the other will mature on January 30, 1999 in the notional amount of $15.0 million. On July 10, 1995 the Association terminated four interest rate swap contracts with an aggregate notional amount of $60.0 million invoking a termination fee of $4.9 million which is being amortized to expense over the individual remaining contract lives of each swap. At September 30, 1996 the deferred loss for termination fees was $2.4 million. During the three months ended September 30, 1996 the Association amortized $509,000 of the deferred loss to interest expense and charged interest expense for $270,000 relating to the $35.0 million of current existing interest rate swaps.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and related securities, retained earnings and FHLB advances and other borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Association's liquidity ratio was 11.8 % at September 30, 1996 compared to 12.0 % at June 30, 1996. It is the Association's intent to maintain liquidity in a 5-6% range to take advantage of higher interest income opportunities from mortgage and consumer related investments. The ratio at June 30 and September 30, 1996 appear high because the Association was still in the process of deploying funds on a more permanent basis that were acquired in the purchase of three branch offices from Hawthorne Savings, F.S.B. on June 21, 1996 that provided cash in the amount of $177.9 million, and from $15.6 million derived on September 24, 1996 through the sale of three GNMA adjustable rate Mortgage-backed security pools, held as available for sale.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. See Statements of Cash Flows in the Consolidated Financial Statements included herein. The Company's primary sources of funds during the three months ended September 30, 1996 were its excess liquidity at the beginning of the period, principal repayments on loans and mortgage-backed and investment securities, and proceeds from the sales of available for sale mortgage-backed securities.

The Company has other sources of liquidity if a need for additional funds arises including FHLB advances. At September 30, 1996, the Association had $70.0 million in advances outstanding from the FHLB; no change from the amount outstanding at June 30, 1996. The Company had no other debt outstanding at September 30, 1996. The Association has available collateral in the form of mortgage loans, mortgage backed and related securities and U.S. Government Agency Notes and Bonds that may be used as collateral in securing financing for cash needs.

The Association must maintain capital standards as set forth by federal regulations. As of September 30, 1996, these requirements are: 1) tangible capital of 1.5 % of adjusted assets; 2) core capital of 3% of adjusted assets; and 3) risk-based capital of 8.0 % of risk-weighted assets. At September 30, 1996, the Association exceeded all minimum regulatory capital requirements as shown in the table below:


                                                          PERCENT OF
                                                           ADJUSTED
                                        AMOUNT           TOTAL ASSETS
                                        ------           ------------
                                          (DOLLARS IN THOUSANDS)

Tangible Capital
----------------
Actual capital                         $53,476               5.46%

Minimum required                        14,702               1.50
                                        ------               -----
Excess                                 $38,774               3.96%
                                       =======               =====
Core Capital
------------
Actual capital                         $53,476               5.46%

Minimum required                        29,405               3.00
                                       -------               -----
Excess                                 $24,071               2.46%
                                       =======               =====

                                       AMOUNT           PERCENT OF RISK-
                                       ------
                                                        WEIGHTED ASSETS
                                                        ---------------
Risk-based Capital
------------------
Actual capital                         $57,981              15.32%

Minimum required                        30,276               8.00
                                       -------               -----
Excess                                 $27,705               7.32%
                                       =======               =====


The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions under which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy. The categories range from "well capitalized" to "critically under capitalized." OTS guidelines define a "well capitalized" institution as follows: A savings institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total assets) of 6% or greater, has a core capital ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level of any capital measure. At September 30, 1996, the Association's regulatory capital levels exceed the thresholds required to be classified as a "well capitalized" institution. The OTS issued final regulations which set forth the methodology for calculating an interest rate risk component that is being incorporated into the OTS regulatory capital rules. Under the new regulations, only savings institutions with "above normal" interest rate risk exposure are required to maintain additional capital. This additional capital would increase the amount of a savings institution's otherwise required risk-based capital requirement. The final rule became effective January 1, 1994 however OTS has delayed implementation until further notice. Had the regulation been in effect as of June 30, 1996 the Associations' additional capital contribution for the risk based capital requirement would have been $8.1 million; raising the requirement to $38.3 million which would reflect an excess of actual capital over the required risk- based requirement by $19.5 million.

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

Nonperforming and Classified Assets
-----------------------------------

The  following  table  sets  forth  information   regarding   non-accrual  loans
delinquent 90 days or more and real estate acquired through foreclosure (REO).



                                                      SEPTEMBER 30, 1996     JUNE 30, 1996
                                                      ------------------     -------------
                                                               (DOLLARS IN THOUSANDS)

Non-accrual mortgage loans delinquent 90 days or
more                                                        $4,897               $1,301

Non-accrual consumer loans delinquent 90 days or
more                                                            50                  --
                                                            ------              ------
Total nonperforming loans                                    4,947               1,301

Total investment in REO                                      4,028               1,460
                                                            ------              ------
Total nonperforming assets                                  $8,975              $2,761
                                                            ======              ======
Nonperforming loans to gross loans                           1.06%                 .56%

Non performing assets to total assets                         .89%                 .33%


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

At September 30, 1996 the Association had impaired loans totalling $10.7 million, which have related specific reserves of $1.6 million and there were $4.9 million of impaired loans as of September 30, 1996 for which no specific reserves had been recorded. The average recorded investment in impaired loans during the three month period ended September 30, 1996 was $11.4 million. With the acquisition of Palm Springs Savings Bank on September 27, 1996 the Association's impaired loans increased by a gross outstanding loan amount of $6.2 million.

Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 days or more delinquent (non-accrual loans). When a loan becomes 90 days or more delinquent, the accrual of interest ceases and all previously accrued interest is reversed. For the three months ended September 30, 1996, accrued interest on impaired loans was $70,000 and interest of $153,000 was received in cash.

If all non-accrual loans had been performing in accordance with their original loan terms and had been outstanding from the earlier of the beginning of the period or origination, the Association would have recorded interest income of $101,000 during the three month period ended September 30, 1996.

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. Management reviews the Association's loan loss allowance on a monthly basis. In determining levels of risk, management considers a variety of factors, including asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Association's underwriting policies. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in loans receivable which are deemed probable and estimable.

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

The following tables set forth activity in the Association's allowances for estimated loan losses and estimated real estate losses during the three months ended September 30, 1996 and 1995:


                                                         1996          1995
                                                         ----          ----
                                                           (IN THOUSANDS)

Allowance for loan losses:
--------------------------
   Balance at June 30                                   $3,068        $2,694

   Allowance Acquired from PSSB                          2,963            --

   Chargeoffs:

     One to four family                                    (11)          (64)

     Commercial real estate                                 --            --

     Construction loans                                     --           (16)

     Land/acquisition and development                      (86)           --

     Consumer                                               --          (45)
                                                        ------        ------
     Total chargeoffs                                      (97)        (125)

   Provision for estimated loan losses                     179          145
                                                        ------      -------
   Balance at September 30                              $6,113      $ 2,714
                                                        ======      =======
Allowance for real estate losses:
---------------------------------

   Balance at June 30                                   $1,917     $ 1,927

   Allowance acquired from PSSB                            491          --

     Chargeoffs                                             (8)        (45)

     Provision for estimated real estate losses            29           11
                                                       -------      -------
   Balance at September 30                             $2,429       $1,893
                                                       =======      =======



The ratio of allowance for estimated loan losses to gross loans decreased from 1.33% at June 30, 1996 to 1.31% at September 30, 1996 due to an increase in gross loans over the three month period as a result of increased fundings and the acquisition of $175.9 million in gross loans associated with Palm Springs Savings Bank. The ratio of allowance for estimated loan losses to gross non-performing loans decreased from 235.75 % at June 30, 1996, to 123.56 % at September 30, 1996 due primarily to an increase in non-performing loans, from $1.3 million at June 30, 1996 to $4.9 million at September 30, 1996. The increase in non-performing loans was due primarily to the acquisition of $2.5 million in nine loans associated with Palm Springs Savings Bank and an increase of $1.0 million within the Association's portfolio, excluding the loans acquired from PSSB, of non-performing loans totalling $2.4 million. The ratio of allowance for total estimated losses to total non-performing assets decreased from 94.18% at June 30, 1996 to 78.06% at September 30, 1996, primarily due to an increase in the level of non-performing assets of $6.2 million. Such increase is primarily a result of increased levels of non-performing loans of $2.5 million and real estate owned from foreclosure in the amount of $2.7 million acquired with Palm Springs Savings Bank. The $97,000 of allowance for loan loss charge-offs was primarily attributable to non-performing loans that converted to real estate owned through foreclosure (REO-F) during the three months ended September 30, 1996. The Association accounts for REO-F at fair market value upon acquisition and management believes that adequate loss provisions have been established.

Comparison  of Operating  Results for the Three Months Ended  September 30, 1996
--------------------------------------------------------------------------------
and 1995
--------

GENERAL:  The Company  reported a net loss of $2.3  million for the three months
--------
ended September 30, 1996 compared to a net profit of $214,000 for the three months ended September 30, 1995, primarily as a result of the pre-tax accrued charge of $4.8 million, that represented the amount the Association recognized for the SAIF recapitalization legislation enacted on September 30, 1996. Exclusive of such charge, the Company's profit for the quarter ended September 30, 1996 would have been $453,000. Net interest income increased $1.1 million or 30.0% from $3.5 million for the quarter ended September 30, 1995 to $4.6 million for the quarter ended September 30, 1996, primarily due to an increase in the weighted average yield on interest earning assets of 12 basis points, from 7.18% to 7.30% for the quarter ended September 30, 1995 and 1996, respectively. Additionally the weighted average cost of interest bearing liabilities decreased 29 basis points from 5.68% to 5.39% for the same comparable period. Overall the effect was an improvement of 41 basis points in interest rate spread for the quarter ended September 30, 1996 compared to the same period in 1995. Other income increased from $134,000 to $419,000 primarily due to a gain on sale of mortgage-backed securities available for sale, in the amount of $365,000. This was partially offset by the addition of amortization of intangible assets expense of $237,000 for September 30, 1996 related to branch deposits acquired from Hawthorne Savings, FSB on June 21, 1996.

The Company's reported net loss of $2.3 million equated to ($0.41) per share compared to net income of $214,000 or $0.03 per share for the same period of 1995. Total interest expense increased by $2.2 million to $9.8 million for the three months ended September 30, 1996 compared to $7.6 million for the three month period ended September 30, 1995 primarily due to a 41.7% increase in average deposit accounts from $465.9 million to $660.1 million for the quarters ending September 30, 1995 and September 30, 1996, respectively.

INTEREST  INCOME:  Interest income  increased $3.3 million,  or 29.5% from $11.1
-----------------
million to $14.4 million for the three months ended September 30, 1995 and 1996, respectively, with interest and dividends on investment securities making up $2.6 million of the increase, primarily due to the additional funds invested from the purchase of deposits in three branches from Hawthorne Savings F.S.B. whereby the proceeds were invested on a short term basis until more permanent loan funding was arranged. Interest on loans also increased by $837,000, or 20.1% from $4.2 million to $5.0 million for the comparable quarters ending September 30, 1995 and September 30, 1996, respectively, due to the increase in average balances of net loans receivable from $201.9 to $238.5 for the comparable periods and the improvement of 14 basis points in average yield from 8.26% to 8.40%. Average balances of total interest earning assets for the quarter ended September 30, 1996 exceeded the average balances for the same quarter of 1995 by $170.0 million and the average weighted yield increased by 12 basis points from 7.18% for the quarter ended September 30, 1995 to 7.30 % for the quarter ended September 30, 1996.

INTEREST EXPENSE:  Interest expense increased $2.2 million,  or 29.3 % from $7.6
-----------------
million for the three months ended September 30, 1995 to $9.8 million for the same period in 1996, primarily due to an increase in interest on deposit accounts of $2.3 million from $5.9 million to $8.1 million for the quarter ended September 30, 1995 and 1996, respectively. Interest on advances from the FHLB and other borrowing reflected no appreciable change for the comparative quarter, while interest expense of hedging transactions decreased $45,000 from $825,000 for the quarter ended September 30, 1995 to $780,000 for the quarter ended September 30, 1996. The average weighted cost of interest bearing liabilities decreased 29 basis points from 5.68% for the three months ended September 30, 1995 to 5.39% for the quarter ended September 30, 1996.

NET INTEREST  INCOME:  Net interest  income before  provision for estimated loan
---------------------
losses increased $1.1 million or 30.0%, from $3.5 million for the quarter ended September 30, 1995 to $4.6 million for the quarter ended September 30, 1996 primarily due to a 41 basis point increase in the spread between average weighted yield on interest earning assets and interest bearing liabilities from 1.50% to 1.91% when comparing the quarter ended September 30, 1995 and September 30, 1996, even though the average balances of interest bearing liabilities increased $194.2 million and the average balances of interest earning assets increased $170.0 million from September 30, 1995 to September 30, 1996.

PROVISION FOR  ESTIMATED  LOAN LOSSES:  The provision for estimated  loan losses
--------------------------------------
increased by $34,000 from $145,000 for the quarter ended September 30, 1995 to $179,000 for the quarter ended September 30, 1996. The balance of provision for estimated loan losses increased from $2.7 million at September 30, 1995 to $6.1 million at September 30, 1996 primarily due to the acquisition of Palm Springs Savings Bank whereby the acquired allowance for estimated loan losses of $3.0 million was added to the outstanding total. Such allowances include valuation reserves provided for specifically identified loan losses as well as general valuation allowances for loan losses. Total non-performing loans increased from $1.7 million at September 30, 1995 to $4.9 million at September 30, 1996, whereby $2.5 million of non-performing loans are included that were recognized in the Palm Springs Savings Bank acquisition that culminated on September 27, 1996. The ratio of non-performing loans to gross loans receivable increased from
 .80% at September 30, 1995 to 1.06% as of September 30, 1996 and the ratio of allowances for estimated loan losses to non-performing loans decreased from 161.45% at September 30, 1995 to 123.56% at September 30, 1996.

OTHER  INCOME AND  EXPENSE:  Other  income and expense  increased by $285,000 to
---------------------------
$419,000 for the quarter ended September 30, 1996 from $134,000 for the quarter ended September 30, 1995. The three month period increase was primarily attributable to a net gain on the sale of mortgage-backed securities from the available for sale portfolio in the pre-tax amount of $365,000 during the quarter ended September 30, 1996 whereas no activity in this category occurred for the quarter ended September 30, 1995. Savings fees increased $156,000 from $15,000 to $171,000 for the comparable periods primarily due to the growth in savings deposit accounts occurring with the purchase of three branches from Hawthorne Savings F.S.B. An offsetting affect to the increase in total other income (expense) was a charge of $237,000 for the quarter ended September 30, 1996 resulting from the amortization of intangible assets (core deposit intangible) associated with the branches purchased from Hawthorne Savings, F.S.B..

GENERAL  AND  ADMINISTRATIVE  EXPENSES:   General  and  administrative  expenses
---------------------------------------
increased by $5.6 million or 180.4% from $3.1 million to $8.8 million for the quarters ended September 30, 1995 and 1996 respectively, primarily attributable to the increase in FDIC insurance and other assessments as a result of the one-time assessment to recapitalize the S.A.I.F. which amounted to $4.8 million that was accrued at September 30, 1996 and an increase in salaries and employee benefits which increased from $1.6 million to $2.0 million for the quarter September 30, 1995 and 1996, respectively. This increase of $361,000 for the quarter ended September 30, 1996 over the quarter ended September 30, 1995 reflects an increase in staff employees acquired with the purchase of three branches from Hawthorne Savings F.S.B. and approximately $98,000 of accrued employee benefit expense associated with the Company's Master Stock Compensation Plan. All other categories of general and administrative expense reflected an aggregate increase of $544,000 over the comparable period ending September 30, 1995 primarily as a result of the growth in offices and the market services area.

INCOME TAXES:  Income tax expense (benefit) changed $1.8 million from an expense
-------------
of $157,000 for the quarter ended September 30, 1995 to a benefit of $1.6 million for the quarter ended September 30, 1996 primarily as a result of the SAIF assessment fee imposed by the FDIC and accrued as of on September 30, 1996. The net after tax effect of the SAIF assessment charge of $4.8 million was $2.8 million.

PART II - OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        a) The Company's Annual Meeting of Stockholders was held on October 28, 1996.

        b) Not Applicable.

        c) At such meeting its stockholders approved the following:

        1. The election of the following individuals as Directors for the term of three years each


                                          For               Withheld
                                          ---               --------
            Leonard E. Searl              5,653,343         42,458

            Norman M. Coulson             5,652,118         43,683

        2. The appointment of Deloitte & Touche, L.L.P. as independent auditors of the Company for the fiscal year ending June 30, 1997 was ratified and approved in all respects.


            For                     Against                 Abstain
            ---                     -------                 -------
            5,649,604               25,448                  20,749


Item 5. Other Information
        -----------------

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

       A.  Exhibits

            (3) (I) Articles of Incorporation*

                 By-laws*

            (4) Stock Certificate*

       B.  Reports on Form 8-K

           (1) A report on Form 8-K was filed with the Securities and Exchange Commission on September 4, 1996 under commission file number 0-25722 reflecting the pro forma financial information required by Article 11 of Regulation S-X regarding the purchase of three branches with deposit accounts totalling $185.2 million from Hawthorne Savings F.S.B. which was consummated on June 21,1996.


           (2) A report on form 8-K was filed with the Securities and Exchange Commission on October 1, 1996 under commission file number 0-25722 stating in summary that as of September 27, 1996 the consummation of the acquisition of Palm Springs Savings Bank was completed and noting that pro forma financial statements would be filed as soon as practicable.

           (3) A report on Form 8-K was filed with the Securities and Exchange Commission on November 8, 1996, under commission file number 0-25722 reflecting the pro forma financial information required by Article 11 of Regulation S-X regarding the acquisition of Palm Springs Savings Bank which was completed as of the close of business on September 27, 1996.


------------------------------------
*Incorporated herein by reference into this document from the Exhibits to Form S-1 Registration Statement and any amendments thereto, filed March 14, 1994, Registration No. 33-90286.

                                 SIGNATURES



                  Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         HF BANCORP INC.
                                                          (Registrant)

Date: November 8, 1996                          By:    /s/ J. Robert Eichinger
                                                      ------------------------
                                                      J. Robert Eichinger
                                                      Chairman/President
                                                      Chief Executive Officer



Date: November 8, 1996                          By:    /s/ Alex J. Neil
                                                      -----------------
                                                      Alex J. Neil
                                                      Vice President/Treasurer