Form 10-Q
period 1996-12-31
HF BANCORP INC
filed 1997-02-13
CIK 941547

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended December 31, 1996


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

      There were 6,281,875 shares of the Registrant's common stock outstanding as of February 10, 1997.

HF BANCORP, INC. AND SUBSIDIARY
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

ITEM 1.              FINANCIAL STATEMENTS

            Consolidated Statements of Financial Condition as of
            December 31, 1996, (unaudited) and June 30, 1996                 3

            Consolidated Statements of Operations (unaudited) for the
            Three and Six Months ended December 31, 1996, and 1995         4-5

            Changes in Stockholders Equity (unaudited)                       6

            Consolidated Statements of Cash Flows (unaudited) for the
            Six Months ended December 31, 1996 and 1995                    7-8

            Notes to Consolidated Financial Statements (unaudited)        9-15

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS       16-31
                     ---------------------------------------------

PART II - OTHER INFORMATION
          -----------------

Item 1.              Legal Proceedings                                      32

Item 2.              Changes in Securities                                  32

Item 3.              Defaults Upon Senior Securities                        32

Item 4.              Submission of Matters to a Vote of Security Holders    32

Item 5.              Other Information                                      33

Item 6.              Exhibits and Reports on Form 8-K                       33

           Signature Page                                                   34


                                        HF BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   Dec. 31            June 30,
                                                                                      1996                1996
                                                                                      ----                ----
                                                                                   (unaudited)

                                                                                       (Dollars in thousands)

ASSETS

Cash and cash equivalents                                                           $100,396            $100,633
Investment securities held to maturity (estimated fair value of $27,072
 and $ 33,842 at  December  31,  1996 and June 30,  1996,  respectively)              27,317              34,666
Investment securities available for sale (amortized cost of $166,381
 and $ 177,487 at December  31, 1996 and June 30,  1996,  respectively               164,451             173,171
Loans receivable (net of allowance for estimated loan losses of $5,710
 and $3,068 at December  31, 1996 and June 30,  1996,  respectively)                 453,547             225,161
Mortgage-backed securities held to maturity (estimated fair value of $159,738
 and $152,521 at December 31, 1996 and June 30, 1996, respectively)                  162,466             159,262
Mortgage-backed securities available for sale (amortized cost of $54,088
 and $99,888 at December 31, 1996 and June 30, 1996, respectively)                    54,561             100,259
Accrued interest receivable                                                            7,154               6,260
Investment in capital stock of the Federal Home Loan Bank, at cost                     6,044               4,436
Premises and equipment, net                                                            8,607               6,578
Real estate owned, net
 Acquired through foreclosure                                                          3,422               1,079
 Acquired for sale or investment                                                         418                 996
Other assets                                                                          24,416              14,415
                                                                                  ----------           ---------

Total assets                                                                      $1,012,799            $826,916
                                                                                  ==========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposit accounts                                                                   $ 846,117          $ 669,725
Advances from the Federal Home Loan Bank                                              70,000             70,000
Accounts payable and other liabilities                                                 8,063              5,278
Income taxes                                                                           7,418                842
                                                                                  ----------           --------

Total liabilities                                                                    931,598            745,845

Stockholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued                 --                 --
 Common stock, $.01 par value; 15,000,000 shares authorized; 6,612,500 issued
  and 6,281,875 outstanding at December 31, 1996 and June 30, 1996                        66                 66
Additional paid-in capital                                                            51,188             51,113
Retained earnings, substantially restricted                                           39,320             40,957
Net unrealized loss on securities available for sale, net of taxes                      (855)            (2,309)
Deferred stock compensation                                                           (5,170)            (5,408)
Treasury stock, 330,625 shares                                                        (3,348)            (3,348)
                                                                                  ----------           --------

     Total stockholders' equity                                                       81,201             81,071
                                                                                  ----------           --------

     Total liabilities and stockholders' equity                                   $1,012,799           $826,916
                                                                                  ==========           ========



See notes to consolidated financial statements



                                 HF BANCORP,  INC. AND  SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                                     FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                      ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                                     --------------------         ------------------
                                                      1996          1995          1996          1995
                                                      ----          ----          ----          ----
                                                                   (Dollars in thousands)

INTEREST INCOME:
Interest on loans                                    $9,078        $4,273        $14,088       $8,446
Interest on mortgage-backed securities                4,357         4,972          9,012        9,755
Interest and dividends on investment securities       4,459         3,228          9,193        5,390
                                                     ------        ------        -------       ------

     Total interest income                           17,894        12,473         32,293       23,591

INTEREST EXPENSE:
Interest on deposit accounts                          9,988         5,914         18,127       11,777
Interest on advances from the Federal Home Loan
 Bank and other borrowings                              915         1,684          1,830        2,602
Net interest expense of hedging transactions            777           817          1,556        1,642
                                                     ------        ------        -------       ------

     Total interest expense                          11,680         8,415         21,513       16,021
                                                     ------        ------        -------       ------

NET INTEREST INCOME BEFORE PROVISION
 FOR ESTIMATED LOAN LOSSES                            6,214         4,058         10,780        7,570

PROVISION FOR ESTIMATED LOAN LOSSES                      29            58            208          203
                                                     ------        ------        -------       ------

NET INTEREST INCOME AFTER PROVISION
 FOR ESTIMATED LOAN LOSSES                            6,185         4,000         10,572        7,367

OTHER INCOME (EXPENSE):
Loan and other fees                                      96            45            148           93
Loss from real estate operations, net                  (135)         (189)          (187)        (268)
Gain on sale of mortgage-backed and investment
 securities available for sale                          664            --          1,030           --
Gain on sale of loans held for sale                      10            --             10           --
Savings fees                                            412           166            582          313
Other income                                             30            55            151           80
Amortization of intangible assets                      (575)           --           (812)          --
                                                     ------         -----        -------       ------

     Total other income (expense)                       502            77            922          218










See notes to consolidated financial statements



                                 HF BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                           (Unaudited)

                                                        FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                         ENDED DECEMBER 31,       ENDED DECEMBER 31,
                                                        --------------------      ------------------
                                                         1996         1995         1996        1995
                                                         ----         ----         ----        ----
                                                      (Dollars in thousands except earnings per share)

GENERAL AND ADMINISTRATIVE
EXPENSES:
Salaries and employee benefits                          $2,654       $1,656       $4,651       $3,304
Occupancy and equipment expense                            906          481        1,536          991
FDIC insurance and other assessments                       504          357          824          694
SAIF special assessment                                      0            0        4,759            0
Legal and professional services                            240          125          408          237
Data processing service costs                              461          179          753          395
Marketing                                                  150          103          308          170
Savings expense                                            141           63          243          124
Other                                                      433          182          783          369
                                                        ------       ------       ------       ------

     Total general and administrative expenses           5,489        3,146       14,265        6,284

EARNINGS(LOSS) BEFORE INCOME TAXES
EXPENSE (BENEFIT)                                        1,198          931       (2,771)       1,301

INCOME TAX EXPENSE (BENEFIT)                               496          386       (1,134)         543
                                                        ------       ------       ------       ------

NET EARNINGS (LOSS)                                        702          545       (1,637)         758
                                                        ======       ======       ======       ======

Net earnings (loss) per share                           $ 0.12       $ 0.09      ($ 0.29)      $ 0.12

Weighted average common shares outstanding           5,773,874    6,180,484    5,722,405    6,168,912





See notes to consolidated financial statements



                                                           HF BANCORP, INC.
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                                  Six Months Ended December 31, 1996
                                                             (Unaudited)

                                        Common     Additional     Retained     Unrealized   Deferred stock   Treasury       Total
                                        stock      paid-in        earnings     loss on      compensation     stock
                                                   capital                     securities
                                                                               available
                                                                               for sale
                                   -------------------------------------------------------------------------------------------------
                                                                  (In Thousands)

Balance at June 30, 1996                   $66       $51,113       $40,957      ($2,309)      ($5,408)      ($3,348)       $81,071

Net loss for the six months ended
December 31, 1996                           --            --        (1,637)          --            --            --         (1,637)

Change in net unrealized loss on
securities available for sale, net
of taxes                                    --            --            --        1,454            --            --          1,454

Deferred stock compensation                 --            75            --           --           238            --            313

                                   -------------------------------------------------------------------------------------------------
Balance at December 31, 1996               $66       $51,188       $39,320        ($855)      ($5,170)      ($3,348)       $81,201
                                   =================================================================================================



See notes to consolidated financial statements



                                           HF BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                              FOR THE SIX MONTHS
                                                                                               ENDED DECEMBER 31,
                                                                                               ------------------
                                                                                             1996              1995
                                                                                             ----              ----
                                                                                             (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                                         (1,637)           $ 758
Adjustments to reconcile net earnings (loss)
 to net cash provided by (used in) operating activities:
Origination of loans held for sale                                                            (457)              --
Proceeds of sale of loans held for sale                                                        467               --
Provisions for estimated loan and real estate losses                                           317              320
Direct write-offs from real estate operations                                                   49               42
Depreciation and amortization                                                                  551              382
Amortization of deferred loan fees                                                            (347)            (161)
(Accretion) amortization of (discounts) premiums on loans
  and investment and mortgage-backed securities, net                                           (64)             (8)
Amortization of intangible assets                                                              812              --
Federal Home Loan Bank stock dividend                                                         (199)           (131)
Gain on sales of loans held for sale                                                           (10)             --
Loss (gain) on sales of real estate, net                                                       (59)            (69)
Gain on sale of mortgage-backed and investment securities, available for sale               (1,030)             --
Gain on sale of premises and equipment                                                         (14)             --
Increase in accrued interest receivable                                                       (894)         (1,945)
Increase (decrease) in accounts payable and other liabilities                                2,250         (26,520)
(Increase) decrease in other assets                                                             42          (2,141)
Other, net                                                                                     445             397
                                                                                           -------         -------
Net cash provided by (used in) operating activities                                            222         (29,076)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans receivable                                                           (66,362)        (14,938)
Purchases of mortgage-backed securities held to maturity                                   (15,039)             --
Purchases of mortgage-backed securities available for sale                                 (14,272)        (16,154)
Principal repayments on mortgage-backed securities held to maturity                          9,379          12,928
Principal repayments on mortgage-backed securities available for sale                        6,148           5,836
Purchases of investment securities held to maturity                                             --         (90,800)
Purchases of investment securities available for sale                                      (37,968)        (50,000)
Principal repayments on investment securities held to maturity                                 363             310
Principal repayments on investment securities available for sale                             2,992           3,491
Proceeds from sales of mortgage-backed and investment securities
 available for sale                                                                         71,381              --
Matured/called investment securities held to maturity                                        9,535           6,000
Maturities of investment securities available for sale                                      35,428              --
Proceeds from sales of real estate owned                                                     2,301           1,803
Additions to real estate owned                                                                  62             (93)
Proceeds from sale of premises and equipment                                                    (3)              4
Additions to premises and equipment                                                         (1,406)           (150)

Cash payment for acquisition, net of cash received                                         (14,707)             --
Purchase of FHLB stock                                                                          --          (1,618)
                                                                                           -------         -------

Net Cash used in investing activities                                                      (12,168)       (143,381)




                                           HF BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                     (UNAUDITED)


                                                                                          FOR THE SIX MONTHS
                                                                                          ENDED DECEMBER 31,
                                                                                          ------------------
                                                                                        1996              1995
                                                                                        ----              ----
                                                                                        (Dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from FHLB                                                                           --          $50,000
Proceeds from other borrowings                                                               --           49,438
(Decrease)increase in certificate accounts                                                  (43)           9,808
Net Increase (decrease) in NOW, passbook, money market investment and
 non-interest -bearing accounts                                                          11,752           (2,635)
                                                                                      ----------          -------

Net cash provided by financing activities                                                11,709          106,611
                                                                                      ----------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (237)         (65,846)

CASH AND CASH  EQUIVALENTS AT BEGINNING OF PERIOD                                       100,633           88,642
                                                                                      ----------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              100,396         $ 22,796
                                                                                      ==========         ========


SUPPLEMENTAL CASH FLOW DISCLOSURES-

Cash paid during the period for:
Interest on deposit accounts and other borrowings                                       $ 3,648         $  3,942
                                                                                      ==========        =========

Income taxes paid                                                                            --              303
                                                                                      ==========        =========

SUPPLEMENTAL DISCLOSURES OF NON CASH
 INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosure                                             $    1,022       $    1,628

Loans to facilitate sale of real estate through foreclosure                             $   481         $     91

Purchase of  Palm Springs Savings Bank:
Fair value of assets purchased, excluding cash                                         $184,321               --
Fair value of liabilities assumed                                                       169,614               --
                                                                                       ---------

     Cash payment for acquisition, net of cash received                                $ 14,707               --
                                                                                       =========
Transfer of investment securities held to maturity to
  available for sale classification                                                                      $59,022

Transfer of mortgage backed securities held to maturity to
  available for sale classification                                                                      $24,321


  See notes to consolidated financial statements

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

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

          On September 27, 1996, Hemet Federal Savings and Loan Association consummated the acquisition of Palm Springs Saving Bank (PSSB) by purchasing their 1,131,446 shares of common stock for $16.3 million. The purchase included acquiring a net loan portfolio of $160.7 million with an average weighted rate of 8.47% and savings account deposits of $164.7 million with an average weighted rate of 4.09%.

          The consolidated financial statements include the accounts of HF Bancorp, Inc. and its wholly-owned subsidiary Hemet Federal Savings and Loan Association and its wholly-owned subsidiaries, HF Financial Corporation, Coachella Valley Financial Services Corporation ("CVFSC"), PSSB Insurance Services, Inc. ("PSSBI") and HF Financial Corporation's subsidiary, First Hemet Corporation (collectively, the Company). CVFSC served as the trustee on deeds of trust held by Palm Springs Savings Bank ("PSSB"). This service will be transferred to First Hemet Corporation. PSSBI was formed to offer life insurance and other investment products to customers of PSSB. In September of 1994, PSSBI discontinued marketing debt and equity securities, including mutual funds, to the general public and the PSSB customer base. First Hemet Corporation provides trustee services for the Association, is engaged in real estate development, and receives commissions from the sale of mortgage life insurance, fire insurance and annuities. All material intercompany transactions, profits and balances have been eliminated.

          The Company is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Headquartered in Hemet, California, the Association conducts business from its main office and three branch offices located in Hemet, California, three branches in Riverside, California and from its other twelve branch offices located in Sun City, San Jacinto, Canyon Lake, Idyllwild,

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

(UNAUDITED)

Murrieta, Vista, Oceanside, Rancho Bernardo, Palm Springs, Desert Hot Springs, Cathedral City and Rancho Mirage, California. Its deposits are insured up to the applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. The Association is also a member of the Federal Home Loan Bank of San Francisco ("FHLB"). The Association is primarily engaged in the business of attracting funds in the form of deposits and supplementing such deposits with FHLB and other borrowing, and investing such funds in loans secured by real estate, primarily one-to-four family residential mortgage loans. The Association has, in recent years, invested in mortgage-backed and related securities, including collateralized mortgage obligations. To a lesser extent, the Association invests in multi-family mortgage loans, commercial real estate loans, construction loans, acquisition, development and land loans, consumer loans, and commercial business loans. The Association's revenues are derived principally from interest on its mortgage loans, consumer loans, commercial loans, mortgage-backed securities portfolio and interest and dividends on its investment securities. The Association's primary sources of funds are deposits, principal and interest payments on loans, investment securities and and mortgage-backed securities, FHLB advances, and other borrowings.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the six month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

(UNAUDITED)



2.        Earnings Per Share
          ------------------

          Earnings per share("EPS") for the three and six months ended December 31, 1996 are based on weighted average common shares outstanding calculated as follows:


                                                                         3 Months        6 Months
                                                                         Ended           Ended
                                                                         12/31/96        12/31/96
                                                                         --------        --------

     Total shares issued                                                6,612,500        6,612,500

     Less:
        Weighted average unallocated shares under the ESOP plan           366,030          373,253
         Reduction in shares for the stock compensation plan              189,155          196,092
         Shares of treasury stock                                         330,625          330,625

     Plus:
          Increase in shares for the Stock Option Plan                     47,184            9,875

     Weighted  average shares outstanding for EPS calculations          5,773,874        5,722,405
(See Note 6)



3.        Termination of Swap Agreements
          ------------------------------

          On July 10, 1995, the Company terminated four interest rate swap agreements with an aggregate outstanding notional amount of $60,000,000. At June 30, 1995, the weighted average fixed payment rate and variable payment received rate were 9.53% and 6.11%, respectively. The Company paid a termination fee of $4,856,000 which has been deferred and is being amortized over the remaining terms of the respective swap agreements. The expected future annual amortization is as follows: $1,811,000, $798,000 and $272,000 for the years ended June 30, 1997, 1998 and 1999 respectively. As of December 31, 1996 the remaining deferred amount was $1,864,000.

4.        Loans Receivable
          ----------------

          The Association  adopted Statement of Financial  Accounting  Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", as of July 1, 1995. These statements generally require all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

(UNAUDITED)


collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectability of both contractual interest and contractual principal when assessing the need for loss recognition.

          The Association applies the provisions of SFAS No. 114 to all loans in its portfolio. In applying the provisions of SFAS No. 114, the Association considers a loan to be impaired when it is probable that the Association will be unable to collect all contractual principal and interest in accordance with the terms of the loan agreement. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratios, and the borrowers' current financial position. The Association considers all loans delinquent 90 days or more and all loans that have a specific loss allowance applied to adjust the loan to fair value as impaired.

          As of December 31, 1996, the Association had impaired loans totaling $
9.7 million which have related specific reserves of $1.4 million; there were $10.2 million of impaired loans as of December 31, 1996 for which no specific reserves had been recorded. Impaired loans at June 30, 1996 totalled $8.9 million. The average recorded investment in impaired loans during the six months ended December 31, 1996 was $15.9 million. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized to the extent of full cash payments received and accepted. As of December 31, 1996 accrued interest on impaired loans was $95,000 and interest of $363,000 was received in cash for the six months then ended. Interest not recognized due to non-accrual status was $121,000 for the six months ended December 31, 1996, compared to $64,000 for the six months period ended December 31, 1995 Of the $9.7 million of impaired loans which have specific reserves established in the amount of $1.4 million, 60.3 %, or $5.8 million are paid current. Of the $10.2 million of impaired loans for which no specific reserves had been recorded as of December 31, 1996, 32.7% or $3.3 million are paid current.

5.        Change in Accounting Principles
          -------------------------------

          During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Company adopted both of these statements beginning July 1, 1996 with no material impact on the financial condition or results of operations of the Company.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

(UNAUDITED)


recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share. (See note 6)

        In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") which was amended by SFAS No. 127. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Retroactive application of this Statement is not permitted. The Company does not anticipate that the implementation of SFAS No. 125 will have a material impact on its results of operations or financial condition.

6.        Stock Plans
          -----------

          The Company established for eligible employees an Employee Stock Ownership Plan and Trust ("ESOP") which became effective upon the conversion of the Association from a mutual to a stock association (the "Conversion"). The ESOP subscribed for 7% of the shares of common stock issued in the Conversion pursuant to the subscription rights granted under the ESOP plan. On June 30, 1995, the ESOP borrowed $3,703,000 from the Company in order to fund the purchase of common stock. The loan to the ESOP will be repaid principally from the Company's contributions to the ESOP over a period of ten years and the collateral for the loan is the common stock purchased by the ESOP. The interest rate for the ESOP loan is 9%. As of December 31, 1996 a total of 104,069 shares of common stock was allocated to employee accounts, leaving a remainder of 358,806 shares to be allocated over the next eight years.

          At the Company's Annual Meeting of Shareholders on January 11, 1996, the shareholders approved the HF Bancorp, Inc. 1995 Master Stock Option Plan ("Stock Option Plan") and the Hemet Federal Savings and Loan Association Master Stock Compensation Plan (the "Stock Compensation Plan") (collectively the "Plans"). These Plans became effective as of the date of approval. The Stock Compensation Plan was authorized to acquire 198,375 shares of common

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

(UNAUDITED)


stock in the open market. The Association contributed funds to the Stock Compensation Plan to enable the Stock Compensation Plan trustees to acquire the necessary shares of the common stock. On February 28, 1996, the Association acquired 198,375 shares in the open market at a price of $10.00 per share. Stock shares are held in trust. The plan allocated 34,700 shares to directors with the remaining shares allocated to employees as follows: 75% as a base grant and 25% as a performance grant to employees (provided goals are met) which will vest over a 5 year period. The total shares authorized were awarded to directors and employees in key management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. The amount contributed to the Stock Compensation Plan will be amortized to compensation expense as the Association's employees and directors become vested in those shares. During the six months ended December 31, 1996, $209,000 was amortized to expense.

          The Stock Option Plan provides for the grant of up to 661,250 shares of Common Stock to employees in key management positions and directors and similar to the Stock Compensation Plan, it is intended to provide key management and directors with a proprietary interest in the Company and therefore an incentive to remain with the Company. As of December 31,1996, options representing a total of 618,250 shares had been granted. The first vesting of such options will occur on January 11, 1997, when options representing 112,850 shares will become exercisable at an exercise price of $10.05.

7.        Recent Developments
          -------------------

Thrift Rechartering Legislation.
-------------------------------

          The Deposit Insurance Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Company is unable to

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

(UNAUDITED)

predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA")
-------------------------------------------------------------------------

          On November 27, 1996, the OTS issued an interim final rule implementing the provisions of the EGRPRA. Among other actions, EGRPRA expands and clarifies federal thrifts' lending and investment authority and amends the Qualified Thrift Lender ("QTL") test. In general the provisions of the EGRPRA provide greater lending and marketing flexibility and enhanced market scope to federal thrifts such as the Association.


Deposit Insurance Funds Act of 1996
-----------------------------------

          On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposes a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the third quarter of 1996 and is tax deductible. The Association took a pre-tax charge of $4.8 million as a result of the FDIC special assessment during the fiscal quarter ended September 30, 1996.

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

          As a result of the Funds Act, the FDIC lowered SAIF general assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. The Association's invoice for FDIC deposit insurance for the quarter commencing January 1, 1997 was assessed at a rate of 6.5 basis points (FICO related) on SAIF assessable deposits. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated, or whether the BIF and SAIF will eventually be merged.

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

          On September 27, 1996, Hemet Federal Savings and Loan Association consummated the acquisition of Palm Springs Saving Bank (PSSB) by purchasing their 1,131,446 shares of common stock for $16.3 million. The purchase included acquiring a net loan portfolio of $160.7 million with an average weighted rate of 8.47% and savings account deposits of $164.7 million with an average weighted rate of 4.09%.

          The Company is primarily engaged in the business of attracting funds in the form of deposits and supplementing such deposits with FHLB and other borrowing, and investing such funds in loans secured by real estate, primarily one to four family residential mortgage loans. The Company had in past recent years, when mortgage demand was not as high as presently exists, made investments in U.S. agency backed investment securities and mortgage-backed and related securities, including collateralized mortgage obligations ("CMOs") that generally are either guaranteed by a Federal agency, a government sponsored entity, or are private issuer securities that have an investment grade of AAA. The current direction is to serve the loan demand in our expanded market areas that have grown with the branch acquisitions in northern San Diego County from Hawthorne Savings, F.S.B. and through the acquisition of Palm Springs Savings Bank that serves the Coachella Valley communities. To a lesser extent, the Company invests in multi-family mortgage loans, commercial real estate loans, construction loans, acquisition, development and land loans, commercial business loans and consumer loans.

          The Company's revenues are derived principally from interest on its loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Company's primary sources of funds are deposits and principal and interest payments on investment securities, loans, and mortgage-backed securities, FHLB advances, and other borrowings. Through subsidiaries, the Company also engages in residential real estate development and receives commissions from the sale of mortgage life insurance, fire insurance, annuities, mutual funds and derives income from trustee services.

Changes in Financial Condition from June 30, 1996 to December 31, 1996
----------------------------------------------------------------------

          Total assets of the Company increased $185.9 million, or 22.5 %, from $826.9 million at June 30, 1996 to $1.013 billion at December 31, 1996, primarily as a result of the acquisition of Palm Springs Savings Bank (PSSB). Loans receivable net increased $228.3 million, or 101.4% from $225.2 million at June 30, 1996 to $453.5 million at December 30, 1996 primarily as a result of net loans acquired in the PSSB acquisition totalling $160.7 million and the remainder as a result of increased lending activity by the Association, which included $36.9 million in whole loan, adjustable rate residential loans purchased in the secondary market. Mortgage-backed and other investment securities decreased by $58.6 million, from $467.4 million at June 30, 1996 to $408.8 million at December 31, 1996, primarily as a result of the December sale of $34.0 million in long term, fixed rate, U.S. Agency mortgage-backed securities and $15.6 million in shares associated with a mutual fund concentrated in shorter duration mortgage backed securities. The sales were conducted to build liquidity for loan funding and for prepaying (in January
1997) $20 million in borrowings carrying an interest rate of 5.78%; and to moderate the company's exposure to increases in general market interest rates.
Investment in capital stock of the FHLB increased from $4.4 million to $6.0 million when comparing the balances at June 30, 1996 to December 31, 1996; primarily as a result of acquiring $1.4 million in stock previously owned by PSSB and dividends credited as stock for $0.2 million.

          The total investment in REO, net of valuation reserves, increased from $1.1 million at June 30, 1996 to $3.4 million at December 31, 1996 primarily due to an inflow of foreclosed properties and loans in the process of foreclosure from Palm Springs Savings Bank. Management anticipated this increase as a result of its due diligence process in conjunction with the acquisition, requiring Palm Springs Savings Bank to record additional loan and real estate loss provisions totalling $2.2 million prior to the consummation of the acquisition.

          Other assets increased $14.4 million at June 30, 1996 to $24.4 million at December 31, 1996 primarily due to the loan premium and core deposit intangible recorded in conjunction with the acquisition of Palm Springs Savings Bank (see "Acquisition Of Palm Springs Savings Bank").

          Deposit account balances increased $176.4 million or 26.3%, from $669.7 million at June 30, 1996 to $846.1 million at December 31, 1996, primarily due to the PSSB acquisition that added accounts totalling $164.7 million in deposit accounts. Total equity increased $0.1 million from $81.1 million at June 30, 1996 to $81.2 million at December 31, 1996, or 0.2%, as the $1.6 million net loss for the six months ended December 31, 1996 (which includes a $2.8 million after tax impact of the one-time SAIF assessment) was offset by improvement in the net unrealized loss position, net of taxes, on securities available for sale.

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

          During the quarter ended December 31, 1996 the Company sold $34.0 million in long term, fixed rate, U.S. Agency mortgage backed securities held as "available for sale" in order to reduce the Company's exposure to increases in general market interest rates.

          The Company has also utilized a variety of financial instruments and strategies to manage the interest rate risk associated with its interest rate sensitive assets and liabilities, including off-balance sheet transactions, such as interest rate agreements, including swaps, caps and floors, which the Company originally entered into to synthetically adjust the duration of the Company's liabilities to more closely match that of its assets. At December 31, 1996, the Company had two interest swap agreements with an aggregate notional amount of $35.0 million. One swap will mature on January 6, 1999 in the notional amount of $20.0 million, and the other will mature on January 30, 1999 in the notional amount of $15.0 million. On July 10, 1995 the Association terminated four interest rate swap contracts with an aggregate notional amount of $60.0 million invoking a termination fee of $4.9 million which is being amortized to expense over the individual remaining contract lives of each swap. At December 31, 1996 the deferred loss for termination fees was $1.9 million. During the six months ended December 31, 1996 the Association amortized $1.0 million of the deferred loss to interest expense and charged interest expense for $0.5 million relating to the $35.0 million of current existing interest rate swaps.

Acquisitions
------------

          The following tables provides information concerning the acquisition of three branches from Hawthorne Savings, FSB and the acquisition of Palm Springs Savings Bank. Each of these transactions generated intangible assets which reduce regulatory capital and which are being amortized against income, as detailed below.


Acquisition of Three Hawthorne Savings Branches
-----------------------------------------------


Transaction Date                                                         06/21/96
Deposits Acquired                                                      $185,189,446
Core Deposit Intangible Created                                         $6,642,079
Book Amortization Method / Term                                  Straight Line / 7 Years
Tax Return amortization Method / Term                           Straight Line / 15 Years
Monthly Pre-Tax Charge To Book Income                                     $79,072
Monthly Book Amortization Reported As                             Non Operating Expense
Core Deposit Intangible Balance As Of 12/31/96                           $6,167,644
Reduction in Regulatory Capital As Of 12/31/96                           $6,167,644
Reduction in Tangible Book Value As Of 12/31/96                          $6,167,644



Acquisition of Palm Springs Savings Bank ("PSSB")
-------------------------------------------------

     Transaction Date                                                          09/27/96
     Nature of Transaction                                             Non Taxable Acquisition
     Accounting Methodology Employed                                     Purchase Accounting

Total Purchase Price                                         $16,264,536
   Less: Net Book Value of Assets & Liabilities Acquired     $ 9,287,912
                                                             -----------
Premium Paid Over Net Book Value                             $ 6,976,624

Accounting For The Acquisition                                  Debits                  Credits
                                                                ------                  -------
     Loan Premium Created                                     $2,441,000
     Core Deposit Intangible Created                          $9,445,475
     Deferred Tax Liability On Loan Premium                                            $1,008,284
     Deferred Tax Liability On Core Deposit Intangible                                 $3,901,567
     Cash Payment For PSSB Shares Above Net Book Value                                 $6,976,624
                                                             -----------              -----------
          Total                                              $11,886,475              $11,886,475
                                                             -----------              -----------

Book Amortization Method/Term
     Loan Premium                                                Effective Yield / Life Of Loans Acquired
     Core Deposit Intangible                                            Straight Line / Seven Years


Tax Return Amortization Method / Term
     Loan Premium                                            Not Tax Deductible Due To Non Taxable Acquisition
     Core Deposit Intangible                                 Not Tax Deductible Due To Non Taxable Acquisition
Monthly Pre-Tax Charge To Book Income
     Loan Premium                                            variable based upon loan amortization
     Core Deposit Intangible: Gross / Net                              $112,446 / $65,999

Monthly Book Amortization Reported As
     Loan Premium                                            Reduction In Interest Income
     Core Deposit Intangible                                 Non Operating Expense

                                                             Nominal             Deferred
Balances As Of 12/31/96                                      Assets              Tax Liabilities     Net
                                                             ------              ---------------     ---
     Loan Premium                                            $ 2,331,244         $  962,948          $1,368,296
     Core Deposit Intangible                                 $ 9,108,137         $3,762,225          $5,345,912
                                                             -----------         ----------          ----------
          Total                                              $11,439,381         $4,725,173          $6,714,208

Reduction In Regulatory Capital As Of 12/31/96
     Loan Premium                                            None
     Core Deposit Intangible, Net                            $5,345,912

Reduction in Tangible Book Value As Of 12/31/96
     Loan Premium                                            None
     Core Deposit Intangible, Net                            $5,345,912

                                                     20

Liquidity and Capital Resources
-------------------------------

          The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities, retained earnings and FHLB advances and other borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and prepayments from mortgage related assets are greatly influenced by general interest rates, economic conditions, and competition. The Association has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Association's liquidity ratio was 14.3% at December 31, 1996 compared to 12.0 % at June 30, 1996. It is the Association's intent to maintain liquidity in a 5-6% range to take advantage of higher interest income opportunities from mortgage, commercial, and consumer related investments. The ratio at June 30, 1996 appeared high because the Association was still in the process of deploying funds on a more permanent basis that were acquired in the purchase of three branch offices from Hawthorne Savings, F.S.B. on June 21, 1996 that provided cash in the amount of $177.9 million. The ratio at December 31, 1996 appeared high due to the settlement from the sale of $34.0 million in long term, fixed rate mortgage-backed securities on December 11, 1996, held as available for sale, and from the December 4, 1996 settlement from the sale of $15.6 million on mutual fund shares, also held as available for sale.

          The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. See Statements of Cash Flows in the Consolidated Financial Statements included herein. The Company's primary sources of funds during the six months ended December 31, 1996 were its excess liquidity at the beginning of the period, principal repayments on loans and mortgage-backed and investment securities, and proceeds from the sales of available for sale mortgage-backed and investment securities.

          The Company has other sources of liquidity if a need for additional funds arises including FHLB advances. At December 31, 1996, the Association had $70.0 million in advances outstanding from the FHLB; no change from the amount outstanding at June 30, 1996. The Company had no other debt outstanding at December 31, 1996. The Association has available collateral in the form of mortgage loans, mortgage backed and related securities and U.S. Government Agency Notes and Bonds that may be used as collateral in securing financing for cash needs.

          The Association must maintain capital standards as set forth by federal regulations. As of December 31, 1996, these requirements are: 1) tangible capital of 1.5 % of adjusted assets; 2) core capital of 3% of adjusted assets; and 3) risk-based capital of 8.0 % of risk-weighted assets. At December 31, 1996, the Association exceeded all minimum regulatory capital requirements as shown in the table below:


                                                             PERCENT OF
                                                               ADJUSTED
                                         AMOUNT            TOTAL ASSETS
                                         ------            ------------

                                    (DOLLARS IN THOUSANDS)


Tangible Capital
----------------

Actual capital                          $56,582                5.71%

Minimum required                         14,858                1.50
                                         ------                -----
Excess                                  $41,724                4.21%
                                        =======                =====
Core Capital
------------

Actual capital                          $56,582                5.71%

Minimum required                         29,716                3.00
                                        -------                -----
Excess                                  $26,866                2.71%
                                        =======                =====

                                                        PERCENT OF RISK-
                                         AMOUNT          WEIGHTED ASSETS
                                         ------          ---------------

Risk-based Capital
------------------

Actual capital                          $60,928              16.18%

Minimum required                         30,123               8.00
                                        -------              ------
Excess                                  $30,805               8.18%
                                        =======               =====



          The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions under which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy. The categories range from "well capitalized" to "critically under capitalized." OTS guidelines define a "well capitalized" institution as follows: A savings institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total assets) of 6% or greater, has a core capital ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level of any capital measure. The Association's Tier 1 risk based capital ratio as of December 31, 1996 was 15.03%. At December 31, 1996, the Association's regulatory capital levels exceed the thresholds required to be classified as a "well capitalized" institution.

          On January 10, 1997, the Office Of Thrift Supervision ("OTS") issued Thrift Bulletin #69: "REVISED RATING SYSTEM; DISCLOSURE OF COMPONENT RATINGS". This Bulletin presented the adoption by the OTS of an updated Uniform Financial Institutions Rating System ("UFIRS"). The revised rating system is effective for all examinations that begin after January 31, 1997. The OTS will also commence disclosing individual component ratings for safety and soundness examinations to thrift management and directors at the same time. The UFIRS has historically been referred to as the CAMEL rating system, which produced a composite rating of an institution's overall condition and performance by assessing five rating components: Capital adequacy, Asset quality, Management, Earnings, and Liquidity. The revised rating system places additional emphasis on management's effectiveness in identifying, measuring, monitoring, and controlling risk by adding a sixth rating component: "Sensitivity to market risk", thereby changing the common acronym to CAMELS. The new "S" component rating will address the degree that changes in interest rates, commodity prices, and equity prices could adversely affect an institution's earnings or economic capital. Management believes that the new rating system will not materially impact the Company, as the primary market price sensitivity maintained by the Company is interest rate risk, which has been previously and regularly reviewed in conjunction with OTS examinations.


          Management believes that, under the current regulations, the Association will continue to meet its minimum capital requirements in the coming year. However, events beyond the control of the Association, such as changing interest rates or a further downturn in the economy in the areas where the Association has most of its loans, could adversely affect future earnings and, consequently, the ability of the Association to meet its future minimum capital requirements.

Nonperforming and Classified Assets
-----------------------------------

          The following table sets forth information regarding non-accrual loans delinquent 90 days or more and real estate acquired through foreclosure (REO).



                                                      DECEMBER 31, 1996         JUNE 30, 1996
                                                      -----------------         -------------
                                                                (DOLLARS IN THOUSANDS)

Non-accrual mortgage loans delinquent 90 days or
more                                                             $5,519                $1,301

Non-accrual consumer loans delinquent 90 days or
more                                                                 --                    --
                                                               --------             ---------
Total nonperforming loans                                         5,519                 1,301

Total investment in REO before valuation reserves                 4,301                 1,460
                                                               --------             ---------
Total nonperforming assets                                       $9,820                $2,761
                                                               ========             =========
Nonperforming loans to gross loans                                1.16%                  .56%

Non performing assets to total assets                             0.97%                  .33%




          The Association adopted SFAS 114, as amended by SFAS 118, as of July 1, 1995 and recognized no impact upon adoption. A loan is considered impaired when it is probable that the Association will be unable to collect all contractual principal and interest in accordance with the terms of the loan agreement, when a loan is ninety days or more past due, or when the loan has been classified as "substandard" by an internal review process.

          At December 31, 1996 the Association had impaired loans totalling $9.7 million, which have related specific reserves of $1.4 million and there were $10.2 million of impaired loans as of December 31, 1996 for which no specific reserves had been recorded. Total impaired loans as of June 30, 1996 were $8.9 million. The average recorded investment in impaired loans during the six month period ended December 31, 1996 was $15.9 million. The Association's impaired loans increased by $11.0 million during the six months ended December 31, 1996, primarily due to $11.2 million in impaired loans obtained through the acquisition of PSSB. The impaired credits obtained through the acquisition of PSSB include concentrations on residential construction, land / lots, and commercial real estate loans. As a result of its due diligence process in conjunction with the acquisition of PSSB, management required PSSB to recognize $2.2 million in additional loan and real estate loss provisions prior to the consummation of the acquisition.

          Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 days or more delinquent (non-accrual loans). When a loan becomes 90 days or more delinquent, the accrual of interest ceases and all previously accrued interest is reversed. For the six months ended December 31, 1996, accrued interest on impaired loans was $95,000 and interest of $363,000 was received in cash.

          If all non-accrual loans had been performing in accordance with their original loan terms and had been outstanding from the earlier of the beginning of the period or origination, the Association would have recorded interest income of $121,000 during the six month period ended December 31, 1996.

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

          The  following   tables  set  forth  activity  in  the   Association's
allowances for estimated loan losses and estimated real estate losses during the six months ended December 31, 1996 and 1995:



                                                          1996            1995
                                                          ----            ----

                                                              (IN THOUSANDS)

Allowance for loan losses:
-------------------------

   Balance at June 30                                    $3,068          $2,694

   Allowance Acquired from PSSB                           2,963              --

    Net Chargeoffs:

     One to four family                                    (345)           (250)

     Commercial real estate                                 (69)           (304)

     Construction loans                                     (16)            (10)

     Land/acquisition and development                      (119)            (20)

     Consumer                                                20              --
                                                         ------         -------
     Total chargeoffs                                      (529)           (584)

   Provision for estimated loan losses                      208             203
                                                         ------         -------
   Balance at December 31                                $5,710         $ 2,313
                                                         ======         =======

                                                          1996           1995
                                                          ----           ----
                                                            (IN THOUSANDS)

Allowance for Losses: Real Estate Foreclosure
---------------------------------------------

   Balance at June 30                                    $  381         $  532

   Allowance acquired from PSSB                             491              0

      Net Chargeoffs                                        (53)           (23)

     Provision for estimated real estate losses              60             11
                                                         ------         ------

   Balance at December 31                                $  879         $  520


Allowance for Losses: Real Estate-Development
---------------------------------------------
   Balance at June 30                                    $1,536         $1,395

   Allowance acquired from PSSB                               0              0

   Net Chargeoffs                                        (1,008)             0

   Provision for estimated losses                            49            107
                                                         ------         ------

Balance at December 31                                     $577         $1,502

Total Allowances For Real Estate Losses                  $1,456         $2,022
                                                         ======         ======


The ratio of allowance for estimated loan losses to gross loans decreased from 1.33% at June 30, 1996 to 1.20% at December 31, 1996 due to an increase in gross loans over the six month period as a result of increased fundings, whole loan purchases, and the acquisition of $175.9 million in gross loans associated with Palm Springs Savings Bank. The ratio of allowance for estimated loan losses to gross non-performing loans decreased from 235.75% at June 30, 1996, to 103.46% at December 31, 1996 due primarily to an increase in non performing loans, from $1.3 million at June 30, 1996 to $5.5 million at December 31, 1996. The increase in non-performing loans was largely attributable to loans acquired from Palm Springs Savings Bank; as $3.3 million of the $5.5 million in non performing loans as of December 31, 1996 were originated by Palm Springs Savings Bank prior to its acquisition by Hemet Federal.

The ratio of allowance for total estimated losses to total non-performing assets decreased from 94.18% at June 30, 1996 to 67.10% at December 31, 1996, primarily due to an increase in the level of non-performing assets of $7.1 million. Such increase is primarily a result of higher levels of non-performing loans of $4.2 million and real estate owned from foreclosure of $2.9 million. At December 31, 1996, 41.4% of the net (of valuation reserves) real estate owned through foreclosure balance consisted of raw land and developed lots. The Association accounts for real estate owned through foreclosure (REO-F) at fair market value upon acquisition, and management believes that adequate valuation reserves have been established.

Comparison of  Operating  Results for  the Three  Months  and  Six  Months Ended
--------------------------------------------------------------------------------
December 31, 1996 and 1995
--------------------------

GENERAL:  The Company  reported  net earnings of $702,000 or $0.12 per share for
-------
the three months ended December 31, 1996 compared to net earnings of $545,000 or $0.09 per share for the same quarter last year. The quarter ended December 31, 1996 represents the first full quarter in which the Company realized the full benefit of the increased asset base which resulted from both the September 27, 1996 acquisition of Palm Springs Savings Bank and the June 21, 1996 acquisition of three Hawthorne Savings, F.S.B. branches. While net interest income, other income and expense, and general and administrative expenses increased as a result of both acquisitions, certain non recurring expenses were realized during the most recent two quarters attributable to incorporating acquired assets, liabilities, employees, and customers into the Association.

For the six months ended December 31, 1996, the Company reported a net loss of $1.6 million or ($0.29) per share. This loss stems primarily from a $4.8 million pre-tax charge, or $2.8 million charge on an after-tax basis, associated with the one-time SAIF assessment realized by the Company during the quarter ended September 30, 1996. Exclusive of this charge, the Company's earnings for the six months ended December 31, 1996 would have been $1.2 million or $0.20 per share. For the six months ended December 31, 1995, net earnings of $758,000 or $0.12 per share were realized. With the expanded asset base experienced during the two most recent quarters, net interest income increased $3.2 million or 42.4% from $7.6 million for the six months ended December 31, 1995 to $10.8 million for the six months ended December 31, 1996. During this same time frame, general and administrative expenses, exclusive of the one-time SAIF assessment, rose $3.2 million or 51.3%.

NET INTEREST  INCOME:  Net interest income  increased $2.2 million or 53.1% from
--------------------
$4.1 million for the quarter ended December 31, 1995 to $6.2 million for the quarter ended December 31, 1996. The quarterly increase in net interest income is primarily due to the increase in average interest earning assets which rose $263.6 million or 38.8% from $679.1 million for the quarter ended December 31, 1995 to $942.7 million for the quarter ended December 31, 1996. In addition to the Company's expanding asset base, the net interest margin increased 25 basis points from 2.39% for the quarter ended December 31, 1995 to 2.64% for the quarter ended December 31, 1996. While the net interest margin (which is the ratio of net interest income to average interest earning assets) rose by 25 basis points, the interest rate spread (which is the average yield earned on interest earning assets less the average cost of interest bearing liabilities ) increased by 55 basis points from the quarter ended December 31, 1995 to 2.30% for the quarter ended December 31, 1996. The Company's ratio of interest earning assets to interest bearing liabilities declined from 1.13x for the quarter ended December 31, 1995 to 1.07x for the quarter ended December 31, 1996, in part due to the acquisition of branches from Hawthorne Savings, FSB and the purchase of Palm Springs Savings Bank.

For the six months ended December 31, 1996 net interest income rose $3.2 million or 42.4% from $7.6 million for the six months ended December 31, 1995 to $10.8 million for the six months ended December 31, 1996. The increase was primarily attributed to a 32.3% increase in the average balance of interest earning assets during the 1996 period. In addition, on a semiannual basis, the net interest margin rose 18 basis points from 2.31% for the six months ended December 31, 1995 to 2.49% for the six months ended December 31, 1996.

INTEREST  INCOME:  Interest income  increased $5.4 million,  or 43.5% from $12.5
----------------
million for the quarter ended Decmeber 31, 1995 to $17.9 million for the quarter ended December 31, 1996. Interest on loans increased by $4.8 million or over 100% combined with an increase in interest and dividends on investment securities which rose $1.2 million or 38.1% from the second quarter last year to the second quarter of the current fiscal year. Offsetting the rise in loan and investment interest and dividends, mortgage-backed securities interest income fell $615,000 or 12.4% from $5.0 million for the three months ended December 31, 1995 to $4.4 million for the quarter ended December 31, 1996. For the quarter ended December 31, 1996 the average balance of interest earning assets exceeded the average balances for the same quarter of the prior year by $263.6 million or 38.8% The weighted average yield on interest earning assets for the quarter ended December 31, 1996 rose 24 basis points from 7.35% for the quarter ended December 31, 1995 to 7.59% for the quarter ended December 31, 1996.

For the six months ended December 31, 1996, interest income is $8.7 million or 36.9% more than the same period of the prior year with $23.6 million of interest income realized in the first six months of the prior year compared to $32.3 million realized in the same period of the current year. On a semiannual basis for the six months ended December 31, 1996 the trend of significant increases experienced in interest income related to loans and investment securities being offset by reductions in interest income related to mortgage-backed securities continued as had been experienced on a quarterly basis. The average balance of interest earning assets rose $211.4 million or 32.3% from $654.5 million for the six months ended December 31, 1995 to $865.9 for the six months ended December 31, 1996. Over this same time period, yields on these interest earning assets rose 25 basis points from 7.21% to 7.46%.

INTEREST  EXPENSE:   Interest paid or accrued on deposit accounts increased $4.1
-----------------
million, or 68.9 % from $5.9 million for the three months ended December 31, 1995 to $10.0 million for the same period in the current year, primarily due to the increase in quarterly balances of deposit accounts which increased over 70% from the quarter ended December 31, 1995 to the same quarter in 1996. Interest on advances from the FHLB and other borrowings decreased $769,000 from the quarter ended December 31, 1995 to the same quarter in the current year due primarily to the reduction in average FHLB advances and other borrowings from $132.2 million for the quarter ended December 31, 1995 to $70.0 million for the quarter ended December 31, 1996. Interest expense of hedging transactions decreased $40,000 or 4.9% from $817,000 for the quarter ended December 31, 1995 to $777,000 for the quarter ended December 31, 1996. The average weighted cost of all interest bearing liabilities decreased 31 basis points from 5.60% for the three months ended December 31, 1995 to 5.29% for the quarter ended December 31, 1996.

As was the trend in the quarterly period, the trend continued into the six months ended December 31, 1996 with deposit account balances increasing significantly over comparable period of the prior year due to the acquisitions while at the same time FHLB advances and other borrowings were repaid. Combining the rise in interest expense due to liability balance increases with decreasing interest expense due to lower interest rates paid on liabilities results in an overall net increase in interest expense of $5.5 million or 34.3% from the six months ended December 31, 1995 to the six months ended December 31, 1996. The weighted average cost of funds was 5.34% and 5.59% for the six month period ended December 31, 1996 and 1995, respectively.

PROVISION FOR  ESTIMATED  LOAN LOSSES:  The provision for estimated  loan losses
-------------------------------------
decreased by $29,000 or 50% from $58,000 for the quarter ended December 31, 1995 to $29,000 for the quarter ended December 31, 1996. The provision for estimated loan losses for the six month period ended December 31, 1996 increased $5,000 or 2.5% from $203,000 to $208,000 when comparing the six month periods of 1995 and 1996, respectively. The balance of allowance for estimated loan losses increased from $2.3 million at December 31, 1995 to $5.7 million at December 31, 1996 primarily due to the acquisition of Palm Springs Savings Bank whereby the acquired allowance for estimated loan losses of $3.0 million was added to the Company's allowances. Such allowances include valuation reserves provided for specifically identified loan losses as well as general valuation allowances for loan losses. Total non-performing loans increased from $1.7 million at December 31, 1995 to $5.5 million at December 31, 1996. Non-performing loans (gross of the allowance of estimated loss) acquired from Palm Springs Savings Bank totalled $3.3 million at December 31, 1996. The ratio of non-performing loans to gross loans receivable increased from .79% at December 31, 1995 to 1.16% as of December 31, 1996 while the ratio of allowances for estimated loan losses to non-performing loans decreased from 132.55% at December 31, 1995 to 103.46% at December 31, 1996.

OTHER INCOME AND EXPENSE:  Other  income and expense  increased  from $77,000 to
------------------------
$502,000 due to gains on sale of $664,000 realized from the sale of mortgage-backed securities and a mutual fund investment during the quarter ended December 31, 1996 for which no comparable amounts were realized during the same quarter of the prior year. The Company sold long term fixed rate mortgage-backed securities, with the intent to repay certain FHLB advances and reinvesting the remainder of the proceeds in adjustable rate loans or other assets that are more responsive to changes in general market interest rates. Fee revenues generated from deposit accounts rose $246,000 or 148.2% from $166,000 for the quarter ended December 31, 1995 to $412,000 for the quarter ended December 31, 1996. The increase in savings fees is primarily attributable to deposit related fees earned on the expanded deposit base. The increases in gains from the sale of securities and deposit related fees is partially offset by the $575,000 amortization of intangible assets for the quarter ended December 31, 1996 for which no amount was incurred during the same quarter of the previous year. The intangible assets and the resultant periodic amortization were created in conjunction with the branch acquisition from Hawthorne Savings, F.S.B. and the acquisition of Palm Springs Savings Bank.

For the cumulative six months ended December 31, 1996, other income and expense rose $701,000 or more than 300% from the prior year to the current year.
Mortgage-backed and investment securities sales generated net gains of $1.0 million during the first and second quarter of the current fiscal year whereas no activity occurred during the same period of the prior year. The amortization of intangible assets was $812,000 for the six months ended December 31, 1996 for which no comparable amount existed during the same period of the prior year. The amortization of intangible assets on a semiannual basis represents six months amortization resulting from the Hawthorne Savings, F.S.B. branch acquisition and three months amortization resulting from the Palm Springs Savings Bank acquisition.

GENERAL  AND  ADMINISTRATIVE  EXPENSES:   General  and  administrative  expenses
--------------------------------------
increased by $2.3 million or 74.4% from $3.1 million to $5.5 million for the quarters ended December 31, 1995 and 1996, respectively. Salaries and employee benefits increased from $1.7 million to $2.7 million for the quarter ended December 31, 1995 and 1996, respectively, and represented 48.4% of the total general and administrative expenses for the three months ended December 31, 1996. Occupancy and equipment expenses also increased from $0.5 million to $0.9 million for the quarter ended December 31, 1995 and 1996, respectively The primary reason for the 74.4% increase in total general and administrative expenses is an increase in employees, facilities, and other costs related to incorporating and servicing the assets, liabilities, and customer bases acquired from both Hawthorne Savings F.S.B. and Palm Springs Savings Bank. General and administrative expenses stated as a percentage of average assets were 2.18% and 1.79% for the three months ended December 31, 1996 and 1995, respectively. Certain non recurring expenses, such as employee and data processing costs, were incurred during the most recent quarter as a result of the September 27, 1996 Palm Springs Savings Bank acquisition and the resulting data processing conversion associated with this acquisition.

General and administrative expenses for the six months ended December 31, 1996 are significantly higher due to an increase in FDIC insurance and other assessments as the result of the one-time assessment to recapitalize the SAIF which amounted to $4.8 million . This charge was incurred at September 30, 1996. Excluding the one-time SAIF assessment, total general and administrative costs were $9.5 million and $6.3 million for the six months ended December 31, 1996 and 1995, respectively. General and administrative expenses (excluding the one-time SAIF assessment) stated as a percentage of average assets were 2.08% and 1.85% for the six months ended December 31, 1996 and 1995, respectively. The ratio of general and administrative expense to average assets, inclusive of the one-time SAIF assessment, is 3.12% for the six months ended December 31, 1996.

INCOME  TAXES:  Income tax expense  increased  by $110,000 due to an increase of
-------------
$267,000 pre- tax earnings from the quarter ended December 31, 1995 to the quarter ended December 31, 1996. For the six month period ended December 31, 1996, the income tax benefit of $1.1 million was a primary result of the $2.0 million tax benefit associated with the $4.8 million one-time SAIF assessment. Exclusive of the tax benefit from the one time SAIF assessment, the tax expense for the six months ended December 31, 1996 would have been $830,000.

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


        The following individuals are continuing as Directors:

          J. Robert Eichinger
          Harold L. Fuller
          Robert K. Jabs
          Patricia A. Larson


        2. The appointment of Deloitte & Touche, L.L.P. as independent auditors of the Company for the fiscal year ending June 30, 1997 was ratified and approved in all respects.


                For                      Against                   Abstain            Not Voted
                ---                      -------                   -------            ---------

                5,649,257                25,448                    20,749                347



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



                                                      HF BANCORP INC.
                                                        (Registrant)

Date: February 10, 1997                      By:   /s/ J. Robert Eichinger
                                                   -----------------------
                                                   J. Robert Eichinger
                                                   Chairman/President
                                                   Chief Executive Officer



Date: February 10, 1997                      By:   /s/ Mark R. Andino
                                                   ------------------
                                                   Mark R. Andino
                                                   Vice President/Treasurer