Form 10-Q
period 1997-03-31
HF BANCORP INC
filed 1997-05-12
CIK 941547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997


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


       Registrant's telephone number, including area code: (909) 658-4411






      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                             ----     ----





                       APPLICABLE ONLY TO CORPORATE ISSUERS:



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      There were 6,281,875 shares of the Registrant's common stock outstanding as of May 9, 1997.

HF BANCORP, INC. AND SUBSIDIARY
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION                                        PAGE
         ---------------------                                        ----

ITEM 1.           FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition as of
         March 31, 1997, (unaudited) and June 30, 1996                3-4

         Consolidated Statements of Operations (unaudited) for the
         Three and Nine Months ended March 31, 1997, and 1996         5-6

         Changes in Stockholders' Equity (unaudited)                   7

         Consolidated Statements of Cash Flows (unaudited) for the
         Nine Months ended March 31, 1997 and 1996                    8-10

         Notes to Consolidated Financial Statements (unaudited)       11-19


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS       20-41
                  ---------------------------------------------

PART II - OTHER INFORMATION
          -----------------

Item 1.           Legal Proceedings                                     42

Item 2.           Changes in Securities                                 42

Item 3.           Defaults Upon Senior Securities                       42

Item 4.           Submission of Matters to a Vote of Security Holders   42

Item 5.           Other Information                                     42

Item 6.           Exhibits and Reports on Form 8-K                      42

            Signature Page                                              43


                                HF BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                     Mar. 31                  June 30,
                                                                                        1997                      1996
                                                                                        ----                      ----
                                                                                 (Unaudited)

                                                                                      (Dollars in thousands)
ASSETS
Cash and cash equivalents                                                         $  32,150                  $100,633
Investment securities held to maturity (estimated fair value of $26,384
 and $ 33,842 at March 31, 1997 and June 30, 1996, respectively)                     26,934                    34,666
Investment securities available for sale (amortized cost of $164,412
 and $ 177,487 at March 31, 1997 and June 30, 1996, respectively)                   160,346                   173,171
Loans held for sale                                                                     156                        --
Loans receivable (net of allowance for estimated loan losses of $5,185
 and $3,068 at March 31, 1997 and June 30, 1996, respectively)                      468,081                   225,161
Mortgage-backed securities held to maturity (estimated fair value of $153,112
 and $152,521 at March 31, 1997 and June 30, 1996, respectively)                    157,306                   159,262
Mortgage-backed securities available for sale (amortized cost of $88,756
 and $99,888 at March 31, 1997 and June 30, 1996, respectively)                      89,242                   100,259
Accrued interest receivable                                                           7,130                     6,260
Investment in capital stock of the Federal Home Loan Bank, at cost                    6,139                     4,436
Premises and equipment, net                                                           8,620                     6,578
Real estate owned, net of valuation allowances
 Acquired through foreclosure                                                         4,716                     1,079
 Acquired for sale or investment                                                        418                       996
Other assets                                                                         23,217                    14,415
                                                                                 ----------                ----------

Total assets                                                                       $984,455                  $826,916
                                                                                   ========                  ========


                         HF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)


                                                                                         Mar 31          June 30,
                                                                                           1997              1996
                                                                                           ----              ----

                                                                                   (Unaudited)

                                                                (Dollars in thousands except per share amounts)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposit accounts                                                                     $ 840,477          $ 669,725
Advances from the Federal Home Loan Bank                                                50,000             70,000
Accounts payable and other liabilities                                                   6,591              5,278
Income taxes                                                                             6,550                842
                                                                                  ------------       ------------

     Total liabilities                                                                 903,618            745,845


Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized;  none issued                 --                  --
 Common stock, $.01 par value; 15,000,000 shares authorized; 6,612,500 issued
  and 6,281,875 outstanding at March 31, 1997 and June 30, 1996                             66                 66
Additional paid-in capital                                                              51,277             51,113
Retained earnings, substantially restricted                                             39,677             40,957
Net unrealized loss on securities available for sale, net of taxes                      (2,101)            (2,309)
Deferred stock compensation                                                             (4,734)            (5,408)
Treasury stock, 330,625 shares                                                          (3,348)            (3,348)
                                                                                 --------------        -----------

     Total stockholders' equity                                                         80,837             81,071
                                                                                 --------------        -----------

Total liabilities and stockholders' equity                                            $984,455            $826,916
                                                                                      ========            ========



Nominal book value per share                                                            $12.87              $12.91
Tangible book value per share                                                           $11.05              $11.85
Average market price per share on the final day of the period                           $12.83              $ 9.97


Shares utilized in above book value calculations                                     6,281,875           6,281,875






See notes to consolidated financial statements


                         HF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                      ENDED MARCH 31,              ENDED MARCH 31,
                                                                      --------------------         -------------------
                                                                      1997            1996         1997           1996
                                                                      ----            ----         ----           ----

                                                                                    (Dollars in thousands)

INTEREST INCOME:
Interest on loans                                                   $9,016          $4,497       $23,104       $12,943
Interest on mortgage-backed securities                               3,795           4,763        12,807        14,518
Interest and dividends on investment securities                      4,273           3,953        13,466         9,343
                                                                   -------        --------     ---------      --------

     Total interest income                                          17,084          13,213        49,377        36,804

INTEREST EXPENSE:
Interest on deposit accounts                                         9,894           5,929        28,021        17,706
Interest on advances from the Federal Home Loan
 Bank and other borrowings                                             679           2,263         2,510         4,864
Net interest expense of hedging transactions                           762             760         2,318         2,403
                                                                  --------       ---------      --------      --------

     Total interest expense                                         11,335           8,952        32,849        24,973
                                                                  --------       ---------      --------      --------

NET INTEREST INCOME BEFORE PROVISION
 FOR ESTIMATED LOAN LOSSES                                           5,749           4,261        16,528        11,831

PROVISION FOR ESTIMATED LOAN LOSSES                                    101             419           309           622
                                                                 ---------       ---------      --------     ---------

NET INTEREST INCOME AFTER PROVISION
 FOR ESTIMATED LOAN LOSSES                                           5,648           3,842        16,219        11,209

OTHER INCOME (EXPENSE):
Loan and other fees                                                    105              47           253           140
Loss from real estate operations, net                                  (54)            (75)         (241)         (343)
Gain on sale of mortgage-backed and investment
   securities available for sale                                        --              --         1,030            --
Gain on sale of loans held for sale                                     10              --            20            --
Savings fees                                                           400             151           982           465
Other income                                                            66             420           217           491
Amortization of intangible assets                                     (579)             --        (1,391)           --
                                                                -----------      ---------     ----------      --------

     Total other income (expense)                                      (52)            543           870           753









See notes to consolidated financial statements


                         HF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                   (Unaudited)


                                                              FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                              ENDED MARCH 31,            ENDED MARCH 31,
                                                              --------------------       -------------------
                                                              1997            1996       1997           1996
                                                              ----            ----       ----           ----

                                                             (Dollars in thousands except earnings per share)

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and employee benefits                              $2,376          $1,577     $7,028         $4,999
Occupancy and equipment expense                                938             510      2,474          1,501
FDIC insurance and other assessments                           185             308      1,009          1,002
SAIF special assessment                                          0               0      4,759              0
Legal and professional services                                161             120        569            357
Data processing service costs                                  428             209      1,182            604
Marketing                                                      165             118        472            288
Savings expense                                                234              58        476            182
Other                                                          406             390      1,188            633
                                                          --------        --------    -------        -------

     Total general and administrative expenses               4,893           3,290     19,157          9,566

EARNINGS(LOSS) BEFORE INCOME TAXES
EXPENSE (BENEFIT)                                              703           1,095     (2,068)         2,396

INCOME TAX EXPENSE (BENEFIT)                                   346             296       (788)           839
                                                           -------         -------    -------        -------

NET EARNINGS (LOSS)                                        $   357        $    799    $(1,280)     $   1,557
                                                          ========        ========   ========        =======

Net earnings (loss) per share                               $ 0.06          $ 0.13     ($0.22)         $0.25

Weighted average common shares outstanding               5,888,629       6,127,832  5,786,046      6,155,393



See notes to consolidated financial statements



                                                                 HF BANCORP, INC.
                                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        Nine Months Ended March 31, 1997
                                                                  (Unaudited)



                              Common  Additional    Retained  Unrealized  Deferred stock  Treasury       Total
                               stock     paid-in    earnings     loss on  compensation       stock
                                         capital              securities
                                                               available
                                                                for sale
                            ---------------------------------------------------------------------------------

                                                   (In Thousands)
Balance at June 30, 1996         $66     $51,113     $40,957    ($2,309)      ($5,408)    ($3,348)     $81,071

Net loss for the nine months
ended March 31, 1997              --          --      (1,280)        --            --          --       (1,280)

Change in net unrealized loss
on securities available for sale,
net of taxes                      --          --          --        208            --          --          208

Change in deferred stock
compensation                      --         164          --         --           674          --          838


                            -----------------------------------------------------------------------------------

Balance at March 31, 1997        $66     $51,277     $39,677    ($2,101)      ($4,734)    ($3,348)     $80,837
                            =====================================================================================



See notes to consolidated financial statements


                         HF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                 FOR THE NINE MONTHS
                                                                                                 ENDED MARCH 31
                                                                                                 -------------------
                                                                                                 1997           1996
                                                                                                 ----           ----

                                                                                               (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                                            (1,280)        $1,557

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

Origination of loans held for sale                                                             (1,451)            --
Proceeds from sale of loans held for sale                                                       1,315             --
Provisions for estimated loan and real estate losses                                              422            865
Direct write-offs from real estate operations                                                      53            121
Depreciation and amortization                                                                     900            577
Amortization of deferred loan fees                                                               (539)          (283)
Amortization (accretion) of premiums (discounts) on loans
 and investment and mortgage-backed securities, net                                               210             82
Amortization of intangible assets                                                               1,391             --
Federal Home Loan Bank stock dividend                                                            (294)          (210)
Gain on sales of loans held for sale                                                              (20)            --
Loss (gain) on sales of real estate, net                                                         (112)          (233)
Gain on sale of mortgage-backed and investment securities, available for sale                  (1,030)            --
Gain on sale of premises and equipment                                                            (30)            --
Increase in accrued interest receivable                                                          (870)        (2,708)
Increase (decrease) in accounts payable and other liabilities                                     777        (24,617)
Decrease (increase) in other assets                                                               662         (1,758)
Other, net                                                                                        978         (1,240)
                                                                                            ---------       --------

Net cash provided by (used in) operating activities                                             1,082        (27,847)




                         HF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                                                                                 FOR THE NINE MONTHS
                                                                                                 ENDED MARCH 31
                                                                                                 -------------------
                                                                                                 1997           1996
                                                                                                 ----           ----

                                                                                                (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans receivable                                                              (83,557)       (18,898)
Purchases of mortgage-backed securities held to maturity                                      (15,039)            --
Purchases of mortgage-backed securities available for sale                                    (51,652)       (21,272)
Principal repayments on mortgage-backed securities held to maturity                            14,496         18,138
Principal repayments on mortgage-backed securities available for sale                           8,826         10,122
Purchases of investment securities held to maturity                                                --        (90,804)
Purchases of investment securities available for sale                                         (37,968)      (122,000)
Principal repayments on investment securities held to maturity                                    502            378
Principal repayments on investment securities available for sale                                4,191          5,198
Proceeds from sales of mortgage-backed and investment securities available for sale            71,381             --
Matured / called investment and mortgage backed securities held to maturity                     9,352         16,000
Matured / called investment securities available for sale                                      36,428         50,000
Proceeds from sales of real estate owned                                                        3,794          2,233
Additions to real estate owned                                                                     62           (123)
Proceeds from sale of premises and equipment                                                        6              8
Additions to premises and equipment                                                            (1,749)          (309)
Cash payment for acquisition, net of cash received                                            (14,707)            --
Purchase of FHLB stock                                                                             --         (1,618)
                                                                                         ------------    -----------
Net cash provided by (used in) investing activities                                           (55,634)      (152,947)



                         HF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                                                                                 FOR THE NINE MONTHS
                                                                                                 ENDED MARCH 31
                                                                                                 -------------------
                                                                                                 1997           1996
                                                                                                 ----           ----

                                                                                              (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Advances (repaid to) received from FHLB                                                     $ (20,000)      $ 50,000
Proceeds from other borrowings                                                                     --         49,438
(Decrease) increase in certificate accounts                                                   (11,061)        13,909
Net increase (decrease) in NOW, passbook, money market investment and
 non-interest-bearing accounts                                                                 17,130            518
                                                                                            ---------    -----------

Net cash (used in) provided by financing activities                                           (13,931)       113,865
                                                                                            ---------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (68,483)       (66,929)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              100,633         88,642
                                                                                            ---------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     32,150       $ 21,713
                                                                                            =========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES-

Cash paid during the period for:
Interest on deposit accounts and other borrowings                                           $   5,665      $   5,819
                                                                                            =========      =========

Income taxes paid                                                                                  --            718
                                                                                            =========      =========

SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES:

Real estate acquired through foreclosure                                                     $  3,764      $   2,109

Loans to facilitate sale of real estate through foreclosure                                  $    896      $     447

Purchase of Palm Springs Savings Bank:
Fair value of assets purchased, excluding cash                                              $ 184,321             --
Fair value of liabilities assumed                                                             169,614             --
                                                                                             --------

     Cash payment for acquisition, net of cash received                                     $  14,707             --
                                                                                            =========

Transfer of investment securities held to maturity
 to available for sale classification                                                                       $ 59,022

Transfer of mortgage backed securities held to maturity to
 available for sale classification                                                                          $ 24,321

Transfer of interest only security held to maturity to
 available for sale classification per SFAS 125                                                   250             --


See notes to consolidated financial statements



HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

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

      On September 27, 1996, Hemet Federal Savings and Loan Association consummated the acquisition of Palm Springs Saving Bank ("PSSB") by purchasing their 1,131,446 shares of common stock for $16.3 million. The purchase included acquiring a net loan portfolio of $160.7 million with an average weighted rate of 8.47% and savings account deposits of $164.7 million with an average weighted rate of 4.09%.

      The consolidated financial statements include the accounts of HF Bancorp, Inc. and its wholly-owned subsidiary Hemet Federal Savings and Loan Association ("Hemet Federal") and its wholly-owned subsidiaries, HF Financial Corporation, Coachella Valley Financial Services Corporation ("CVFSC"), PSSB Insurance Services, Inc. ("PSSBI") and HF Financial Corporation's subsidiary, First Hemet Corporation (collectively, the Company). CVFSC served as the trustee on deeds of trust held by Palm Springs Savings Bank. This service has been transferred to First Hemet Corporation. PSSBI was formed to offer life insurance and other investment products to customers of PSSB. In September of 1994, PSSBI discontinued marketing debt and equity securities, including mutual funds, to the general public and the PSSB customer base. HF Bancorp, Inc. and Hemet Federal are currently in the process of consolidating HF Financial Corporation, CVFSC, and PSSBI with and into First Hemet Corporation. First Hemet Corporation engages in trustee services for the Association, real estate development, and receives commissions from the sale of mortgage life insurance, fire insurance and annuities. All material intercompany transactions, profits and balances have been eliminated.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

(UNAUDITED)

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

      The Association is primarily engaged in the business of attracting funds in the form of deposits and supplementing such deposits with FHLB and other borrowings, and investing such funds in loans secured by real estate, primarily one-to-four family residential mortgage loans, and in consumer and business loans. The Association has, in recent years, invested in mortgage-backed and related securities, including collateralized mortgage obligations. To a lesser extent, the Association invests in multi-family mortgage loans, commercial real estate loans, construction loans, acquisition, development and land loans, consumer loans, and business loans. The Association's revenues are derived principally from interest on its mortgage loans, consumer loans, business loans, mortgage-backed securities portfolio and interest and dividends on its investment securities. The Association's primary sources of funds are deposits, principal and interest payments on loans, investment securities and mortgage-backed securities, FHLB advances, and other borrowings.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the nine month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

(UNAUDITED)

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

      In addition to historical information, this document may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1, "Business" of the Company's 1996 Form 10-K.


2.    Earnings Per Share
      ------------------

      Earnings per share ("EPS") for the three and nine months ended March 31, 1997 are based on weighted average common shares outstanding calculated as follows:

                                                                           3 Months       9 Months
                                                                           Ended          Ended
                                                                           3/31/97        3/31/97
                                                                           -------        -------
     Total shares issued                                                   6,612,500      6,612,500

     Less:
        Weighted average unallocated shares under the ESOP Plan              351,945        366,390
        Reduction in shares for the Stock Compensation Plan                  146,380        178,067
        Shares of treasury stock                                             330,625        330,625

     Plus:
          Increase in shares for the Stock Option Plan                       105,079         48,628

     Weighted average shares outstanding for EPS calculations              5,888,629      5,786,046


HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

(UNAUDITED)

3.    Termination of Swap Agreements
      ------------------------------

      On July 10, 1995, the Company terminated four interest rate swap agreements with an aggregate outstanding notional amount of $60,000,000. At June 30, 1995, the weighted average fixed payment rate and variable payment received rate were 9.53% and 6.11%, respectively. The Company paid a termination fee of $4,856,000 which has been deferred for book purposes and is being amortized over the remaining original terms of the respective swap agreements. The expected future annual amortization is as follows: $1,811,000, $798,000 and $272,000 for the fiscal years ended June 30, 1997, 1998 and 1999 respectively. As of March 31, 1997 the remaining deferred amount was $1,369,000.

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

      The Association applies the provisions of SFAS No. 114 to all loans in its portfolio. As a majority of the Association's loans are collateral dependent, most impaired loans are accounted for based upon the fair value of their collateral. In applying the provisions of SFAS No. 114, the Association considers a loan to be impaired when it is probable that the Association will be unable to collect all contractual principal and interest in accordance with the terms of the loan agreement. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratios, and the borrowers' current financial position. The Association considers all loans delinquent 90 days or more and all loans that have a specific loss allowance applied to adjust the loan to fair value as impaired.

      As of March 31, 1997, the Association had impaired loans totalling $11.1 million which have related specific reserves of $1.6 million; there were $5.6 million of impaired loans as of March 31, 1997 for which no specific reserves had been recorded. Impaired loans at June 30, 1996 totalled $8.9 million. The average recorded investment in impaired loans during the nine months ended March 31, 1997 was $16.3 million. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid
accrued  interest  is  reversed  from  interest   income.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

(UNAUDITED)

Interest income is subsequently recognized to the extent of full cash payments received and accepted. As of March 31, 1997 accrued interest on impaired loans was $83,000 and interest of $577,000 was received in cash for the nine months then ended. Interest not recognized due to non-accrual status was $219,000 for the nine months ended March 31, 1997, compared to $97,000 for the nine months period ended March 31, 1996. Of the $11.1 million of impaired loans which have specific reserves established in the amount of $1.6 million, 45.4%, or $5.0 million are current. Of the $5.6 million of impaired loans for which no specific reserves had been recorded as of March 31, 1997, 33.3% or $1.9 million are current.

5.    Change In Accounting Principles
      -------------------------------

      SFAS 128
      --------
      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS 128") which is effective for financial statements issued for periods ending after December 15, 1997. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires the presentation of diluted earnings per share for entities with complex capital structures. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options, were exercised or converted into common stock. The Company does not believe that SFAS 128 will have a material impact on its financial statements.

      SFAS 125/127
      ------------
      In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities", which was amended by SFAS No. 127. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Retroactive application of this statement is not permitted. The adoption of SFAS No. 125 did not have a material impact on the results of operations or financial condition of the Company.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

(UNAUDITED)

      SFAS 123
      --------
      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning July 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

      SFAS 121
      --------
      During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company adopted this statement beginning July 1, 1996 with no material impact on the financial condition or results of operations of the Company.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

(UNAUDITED)

6.    Stock Plans
      -----------

      The Company established for eligible employees an Employee Stock Ownership Plan and Trust ("ESOP") which became effective upon the conversion of the Association from a mutual to a stock association (the "Conversion"). The ESOP subscribed for 7% of the shares of common stock issued in the Conversion pursuant to the subscription rights granted under the ESOP plan. On June 30, 1995, the ESOP borrowed $3,703,000 from the Company in order to fund the purchase of common stock. The loan to the ESOP will be repaid principally from the Company's contributions to the ESOP over a period of ten years and the collateral for the loan is the common stock purchased by the ESOP. The interest rate for the ESOP loan is 9%. As of March 31, 1997 a total of 104,069 shares of common stock had been allocated to individual employee accounts, leaving a remainder of 358,806 shares to be allocated over the remaining life of the ESOP.

      At the Company's Annual Meeting of Shareholders on January 11, 1996, the shareholders approved the HF Bancorp, Inc. 1995 Master Stock Option Plan ("Stock Option Plan") and the Hemet Federal Savings and Loan Association Master Stock Compensation Plan (the "Stock Compensation Plan") (collectively the "Plans"). These Plans became effective as of the date of approval. The Stock Compensation Plan was authorized to acquire 198,375 shares of common stock in the open market. The Association contributed funds to the Stock Compensation Plan to enable the Stock Compensation Plan trustees to acquire the necessary shares of the common stock. On February 28, 1996, the Association acquired 198,375 shares in the open market at a price of $10.00 per share. Stock shares are held in trust. The amount contributed to the Stock Compensation Plan is amortized to compensation expense as the Association's employees and directors become vested in the shares.

      The Stock Compensation Plan provides for two general types of share grants: time based grants and performance based grants. Outside directors of the Company receive time based grants, which become vested on a straight line basis over the applicable grant period, typically five years. A maximum of 34,700 shares are available for grant to outside directors under the Plan. Employees are eligible for both time based grants and performance based grants, of which two categories are provided for in the Plan: performance grants and high performance grants. Vesting of performance based grants is dependent upon the financial results of the Company.

     As of March 31, 1997, a total of 37,294 shares have been vested under the Stock Compensation Plan. An additional 21,563 non-vested shares have been allocated to outside directors under time based grants. Also as of March 31, 1997, 100,324 non-vested shares have been allocated to employees in key management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. Of these 100,324 shares, 75% were allocated under time based grants and 25% were allocated under performance based grants. 39,194 shares remained in the trust on an

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

(UNAUDITED)

unallocated basis at March 31, 1997.

      The Stock Option Plan provides for the grant of up to 661,250 shares of Common Stock to employees in key management positions and outside directors; and similar to the Stock Compensation Plan, it is intended to provide key management and directors with a proprietary interest in the Company and therefore an incentive to remain with the Company. As of March 31, 1997, options representing a total of 528,853 shares had been granted and were outstanding. Of these 528,853 options, issued at share prices ranging from $9.50 to $11.05, 112,851 options at a weighted average share price of $10.05 were vested and none had yet been exercised.

7.     Recent Developments
       -------------------

Potential Federal Legislation
-----------------------------
      The U.S. Congress is currently discussing a broad range of potential legislation which could impact the financial services industry in general and the Company in particular. Key topics under discussion include:

o     the potential merger of the BIF and SAIF FDIC deposit insurance funds,

o the possible reform of financial institution charters (including the potential elimination of the federal thrift charter),

o potential requirements for the cancellation of lender mortgage insurance under certain circumstances,

o financial services modernization, including a possible relaxation of laws separating commercial banking and commerce,

o potential modifications to the Federal Home Loan Bank system, including a possible relaxation of the current mandatory membership requirement for thrift institutions,

o a possible reduction in the net operating loss ("NOL") carryback period from three years to one year, which could present negative regulatory capital implications to the financial services industry,

o     possible federal controls on the amount and disclosure of ATM fees,

o legislation addressing the allowable financial relationships between financial institutions and mortgage brokers (generally referred to as the "yield / spread" topic),

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

(UNAUDITED)

Deposit Insurance Funds Act of 1996
------------------------------------

      On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the third calendar quarter of 1996 and is tax deductible. The Association took a pre-tax charge of $4.8 million as a result of the FDIC special assessment during the fiscal quarter ended September 30, 1996.

      As a result of the Deposit Insurance Funds Act of 1996, the FDIC lowered SAIF general assessments to 0 to 27 basis points effective January 1, 1997; a range comparable to that of BIF members. However, SAIF members will be assessed at a rate of 6.5 basis points for FICO payments. The Association's invoice for FDIC deposit insurance for the quarter ending March 31, 1997 was assessed at a rate of 6.5 basis points (FICO related) on SAIF assessable deposits. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated, or whether the BIF and SAIF will eventually be merged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

        General
        -------

              The Company is headquartered in Hemet, California and conducts business from nineteen branch offices and one centralized loan servicing center, located as follows:

        Greater Hemet/San Jacinto Valley Area
        -------------------------------------
                Hemet - Diamond Valley
                Hemet - Downtown (Main Office)
                Hemet - East
                Hemet - Sanderson (Loan Service Center)
                Hemet - West
                Idyllwild
                San Jacinto

        Northern San Diego County                  Coachella Valley
        -------------------------                  ----------------

             Oceanside                             Cathedral City
             Rancho Bernardo                       Desert Hot Springs
             Vista                                 Palm Springs
                                                   Rancho Mirage

        Greater City Of Riverside Area       Southwestern Riverside County
        ------------------------------       -----------------------------

                Arlington                          Canyon Lake
                Canyon Crest                       Murrieta
                Tyler Mall                         Sun City

      In addition, the Company supports its customers through 24 hour telephone banking and ATM access through an array of networks including STAR, CIRRUS, PLUS, and NOVUS.

      On September 27, 1996, the association consummated the acquisition of PSSB by purchasing their 1,131,446 shares of common stock for $16.3 million. The purchase included acquiring a net loan portfolio of $160.7 million with an average weighted rate of 8.47% and savings account deposits of $164.7 million with an average weighted rate of 4.09%.

      The Company is primarily engaged in the business of attracting funds in the form of deposits and supplementing such deposits with FHLB and other borrowings, and investing such funds in loans secured by real estate, primarily one to four family residential mortgage loans, and in consumer and business loans The Company had in past recent years, when loan demand was not as high as presently exists, made investments in U.S. agency backed investment securities and mortgage-backed and related securities, including collateralized mortgage obligations ("CMOs") that generally are either guaranteed by a Federal agency, a government sponsored entity, or are private issuer securities that have an investment grade of AAA. The current direction is to serve the loan demand in the Company's expanded market areas that have grown with the branch acquisitions in northern San Diego County from Hawthorne Savings, F.S.B. and through the acquisition of PSSB that serves the Coachella Valley communities. To a lesser extent, the Company invests in multi-family mortgage loans, commercial real estate loans, construction loans, acquisition, development and land loans, commercial business loans and consumer loans.

      The Company's revenues are derived principally from interest on its loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Company's primary sources of funds are deposits; principal and interest payments on investment securities, loans, and mortgage-backed securities; FHLB advances; and other borrowings. Through subsidiaries, the Company also engages in residential real estate development and receives commissions from the sale of mortgage life insurance, fire insurance, annuities, mutual funds and derives income from trustee services.

Changes In Financial Condition From June 30, 1996 to March 31, 1997
-------------------------------------------------------------------

      Total assets of the Company increased $157.6 million, or 19.1%, from $826.9 million at June 30, 1996 to $984.5 million at March 31, 1997, primarily as a result of the acquisition of PSSB. Net loans receivable rose $243.1 million, or 108.0%, from $225.2 million at June 30, 1996 to $468.2 million at March 31, 1997. The significant increase in loans outstanding was a strategic objective identified by management to more effectively employ the Company's capital and liquidity while also improving core earnings. The increase in loans outstanding over the nine months ended March 31, 1997 resulted from three primary factors:

     1.    $160.7 million in net loans receivable from the PSSB acquisition

     2. The purchase of $48.6 million face value residential loans in the secondary market

     3. Increased loan production through the Company's retail and wholesale loan origination networks.

      Investment securities declined from $207.8 million at June 30, 1996 to $187.3 million at March 31, 1997, as funds from sales, maturities, and calls of these assets were primarily redirected into increased lending. During the quarter ended December 31, 1996, the Company sold $15.6 million in shares associated with a mutual fund concentrated in shorter duration mortgage backed securities. At March 31, 1997, the Company maintained no investments in mutual funds.

      Mortgage backed securities fell from $259.5 million at June 30, 1996 to $246.5 million at March 31, 1997, representing a decline of 5.0%. This reduction, however, was the net result of two significant sets of transactions aimed at reducing the Company's sensitivity to increases in general market interest rates:

     1. During the quarter ended December 31, 1996, the Company sold $34.0 million of long term, fixed rate, U.S. Agency mortgage backed securities that had been accounted for as "available for sale".

     2. During the quarter ended March 31, 1997, the Company purchased $36.4 million par value GNMA ARM mortgage backed securities which reprice annually at a spread over the One Year Treasury Constant Maturities Index.

      Funds from amortization and prepayments associated with mortgage backed securities were largely redeployed into the whole loan portfolio.

      The Company's investment in the capital stock of the Federal Home Loan Bank increased from $4.4 million at June 30, 1996 to $6.1 million at March 31, 1997, due to the acquisition of $1.4 million in stock previously owned by PSSB and because of stock dividends credited in the amount of $0.3 million.

      The total investment in foreclosed real estate, net of valuation reserves, rose from $1.1 million at June 30, 1996 to $4.7 million at March 31, 1997 primarily due to an inflow of foreclosed properties and loans that would become foreclosures from PSSB. Management anticipated this increase as a result of its due diligence process in conjunction with the acquisition, requiring PSSB to record additional loan and real estate loss provisions totalling $2.2 million prior to the consummation of the acquisition. During the quarter ended March 31, 1997, the Company realized a pre tax gain of $53,000 on the sale of foreclosed real estate.

      Other assets increased from $14.4 million at June 30, 1996 to $23.2 million at March 31, 1997 primarily due to the core deposit intangible recorded in conjunction with the acquisition of PSSB (see "Acquisition Of Palm Springs Savings Bank").

      Deposits increased 25.5%, or $170.8 million, from $669.7 million at June 30, 1996 to $840.5 million at March 31, 1997 primarily due to the PSSB acquisition that added $164.7 million in deposits. As detailed in the Consolidated Statement Of Cash Flows, the mix of the Company's deposits is gradually shifting away from a high concentration in certificates of deposit toward a profile presenting a greater proportion of savings and transaction accounts; consistent with the Company's enhanced focus on community banking. During the nine months ended March 31, 1997, the Company has experienced a divergence in deposit flows in the various markets in which it competes; with deposits increasing in those markets impacted by competitor relocations or mergers, and with deposits falling in those markets subject to aggressive price competition from new entrants or regional institutions with significant funding requirements.

      Total equity decreased from $81.1 million at June 30, 1996 to $80.8 million at March 31, 1997, as a result of several offsetting factors:

      1. The $1.3 million net loss for the nine months ended March 31, 1997 (which includes a $2.8 million after tax impact for the one time SAIF recapitalization assessment),

      2. An $838,000 reduction in the aggregate contra equity effect of the Company's deferred compensation programs, as additional shares became vested during the nine month period,

      3. A $208,000 improvement in the net unrealized loss position, net of taxes, on securities available for sale.

      During the quarter ended March 31, 1997, however, the net unrealized loss associated with the Company's securities available for sale increased by $1.2 million due to two factors:

      A. Increases in general market interest rates, as reflected in the Federal Reserve Board's raising its target rate for overnight federal funds from 5.25% to 5.50% during the final week of March, 1997,

      B. A rise in the volume of securities available for sale from $219.0 million to $249.6 million, as all recent security purchases have been designated as available for sale.

Managing Interest Rate Risk And Hedging Activities
--------------------------------------------------

      In an effort to limit the Company's exposure to interest rate changes, management monitors and evaluates interest rate risk on an ongoing basis, through both an internal simulation and modeling process and via participation with the Office of Thrift Supervision Market Value Model. Management acknowledges that interest rate risk and credit risk compose the two greatest financial exposures faced by the Company in the normal course of its business.

      In recent quarters, the Company has maintained a net liability sensitivity, meaning that, in aggregate, the Company's liabilities reprice more quickly and by a greater magnitude than do its assets. This net liability sensitivity primarily arises from the longer term, higher duration mortgage backed and investment securities and whole loans maintained on the Company's balance sheet, for which the Company's only current matched funding sources are demand deposit accounts, non interest bearing liabilities, a segment of core deposit transaction accounts, certain borrowings and capital. The net liability sensitivity translates to improved profitability and higher economic value during decreasing interest rate environments, and vice-versa for periods of increases in general market interest rates.

      During the nine months ended March 31, 1997, the Company has taken a number of steps to moderate its exposure to interest rate risk:

      1. The sale of $34.0 million in fixed rate securities and the purchase of $36.4 million in adjustable rate securities described under "Changes In Financial Condition";

      2. The secondary market purchase of $22.8 million in residential loans that reprice annually based upon a margin over the One Year Treasury Constant Maturities Index;

      3. The secondary market purchase of $25.8 million in residential loans structured as three/one adjustable rate loans whereby the rate is fixed for the first three years of the loan's life and then reverts to a one year adjustable that reprices based upon a margin over the One Year Treasury Constant Maturities Index;

      4. The adoption of a loan origination program which encourages the generation of adjustable rate mortgages through favorable pricing to the customer combined with incentives to the Company's sales force;

      5. The introduction of three Prime Rate based home equity line of credit products which have been marketed throughout the Company's branch network, resulting in $4.3 million in credit commitments outstanding at March 31, 1997; and

      6. The development and marketing of additional core deposit transaction products, which are typically less sensitive to interest rate changes than certificates of deposit.

      Management believes that, although investment in adjustable rate assets, some of which present initial discount, or teaser, rates, may reduce short term earnings below amounts obtainable through investment in fixed rate or higher duration assets, an asset portfolio containing a greater percentage of adjustable rate product reduces the Company's exposure to adverse interest rate fluctuations and enhances longer term profitability and economic value. This is consistent with the overall investment policy of the Company, which is designed to manage its aggregate interest rate sensitivity, to generate a favorable return without incurring undue interest rate risk, to supplement the Company's lending activities, and to provide and maintain liquidity. However, there can be no assurance that any substantial quantity of adjustable rate loans meeting the Company's underwriting standards will be available in the future.

      The Company has also utilized a variety of financial instruments to manage its interest rate risk, including off balance sheet transactions such as interest  rate  agreements  including  swaps,  caps,  and  floors.  The  Company originally entered into its existing off balance sheet positions to synthetically adjust the duration of the Company's liabilities to more closely match that of its assets. On July 10, 1995, the Association terminated four interest rate swap contracts with an aggregate notional amount of $60 million, invoking a termination fee of $4.9 million which, for accounting purposes, is being amortized to interest expense over the individual remaining contract lives of each swap.

      During the nine months ended March 31, 1997, the Association amortized $1.5 million of the deferred loss to interest expense, and charged interest expense for $0.8 million related to current existing interest rate swaps with an aggregate notional amount of $35 million. During the quarter ended March 31, 1997, the end of the amortization period for one of the terminated interest rate swaps was realized, with the amortization of an additional terminated interest rate swap concluding in the Company's fourth fiscal quarter ending June 30, 1997. The conclusion of these amortization periods will result in the
Association's reporting a reduction in interest expense and effective cost of funding, all else held constant. Additional information concerning the Association's current and terminated interest rate swap positions is provided in the following table:


      Summary Of Interest Rate Swaps
      ------------------------------

            Active Interest Rate Swaps
            --------------------------

                                    Rate             Basis          Rate           Basis
            Notional   Maturity     Association      Association    Association    Association    Swap
            Amount         Date     Receives         Receives       Pays           Pays           Resets
            --------       ----     --------         --------       ----           ----           ------
        $20,000,000    01/06/99     3 month LIBOR    Actual/360     9.800% Fixed   360/360        quarterly
        $15,000,000    01/30/99     3 month LIBOR    Actual/360     7.274% Fixed   360/360        quarterly

Total   $35,000,000



            Terminated Interest Rate Swaps
            ------------------------------


                                         Original     3/31/97            Loss           Daily
           Notional     Termination      Deferred    Deferred    Amortization            Loss
             Amount            Date          Loss        Loss      Completion    Amortization
           --------     -----------      --------    --------    ------------    ------------
        $10,000,000        07/10/95      $557,730          $0        03/27/97            $890
        $20,000,000        07/10/95    $1,338,145     $60,732        04/30/97          $2,024
        $10,000,000        07/10/95      $631,816    $173,567        11/25/97            $726
        $20,000,000        07/10/95    $2,328,601  $1,134,978        11/21/98          $1,892

Total   $60,000,000                    $4,856,292  $1,369,277                          $5,532


Acquisitions
------------

      The following tables provide information concerning the acquisition of three branches from Hawthorne Savings, FSB and the acquisition of Palm Springs Savings Bank. Each of these transactions generated intangible assets which reduce regulatory capital and which are being amortized against income, as detailed below.

Acquisition of Three Hawthorne Savings Branches
-----------------------------------------------

Transaction Date                                           06/21/96
Deposits Acquired                                        $185,189,446
Initial Core Deposit Intangible Created                   $6,642,079
Book Amortization Method / Term                  Straight Line / Seven Years
Tax Return Amortization Method / Term            Straight Line / Fifteen Years
Monthly Pre-Tax Charge To Book Income                      $79,072
Monthly Book Amortization Reported As               Non Operating Expense
Core Deposit Intangible Balance As Of 3/31/97             $5,930,427
Reduction In Regulatory Capital As Of 3/31/97             $5,930,427
Reduction In Tangible Book Value As Of 3/31/97            $5,930,427


Acquisition of Palm Springs Savings Bank ("PSSB")
-------------------------------------------------
 Transaction Date                                                               09/27/96
 Nature of Transaction                                                   Non Taxable Acquisition
 Accounting Methodology Employed                                           Purchase Accounting

Total Purchase Price                                      $16,264,536
  Less: Net Book Value of Assets & Liabilities Acquired    $9,287,912
                                                          -----------
Premium Paid Over Net Book Value                         $  6,976,624

Initial Accounting For The Acquisition                      Debits              Credits
                                                            ------              -------
     Loan Premium Created                                  $2,441,000
     Core Deposit Intangible Created                       $9,445,475
     Deferred Tax Liability On Loan Premium                                  $1,008,284
     Deferred Tax Liability On Core Deposit Intangible                       $3,901,567
     Cash Payment For PSSB Shares Above Net Book Value                       $6,976,624
                                                           -----------      -----------
          Total                                            $11,886,475      $11,886,475
                                                           -----------      -----------



Book Amortization Method / Term
     Loan Premium                                         Effective Yield/Life Of Loans Acquired
     Core Deposit Intangible                                    Straight Line/Seven Years

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

Monthly Book Amortization Reported As
     Loan Premium                                         Reduction In Interest Income
     Core Deposit Intangible                              Non Operating Expense

                                                          Nominal       Deferred
Balances As Of 03/31/97                                   Assets        Tax Liabilities   Net
                                                          -------       ---------------   ---
     Loan Premium                                         $  2,303,450  $   951,467       $1,351,983
     Core Deposit Intangible                              $  8,770,799  $ 3,622,884       $5,147,915
                                                          ------------  -----------       ----------
          Total                                           $ 11,074,249  $ 4,574,351       $6,499,898

Reduction In Regulatory Capital As Of 3/31/97
     Loan Premium                                         None
     Core Deposit Intangible, Net                         $5,147,915

Reduction In Tangible Book Value As Of 3/31/97
     Loan Premium                                         None
     Core Deposit Intangible, Net                         $5,147,915


Acquisition of Palm Springs Savings Bank ("PSSB")
-------------------------------------------------

Subsequent Adjustment
---------------------
Adjustment Date                                        03/01/97
Nature of Adjustment                     Recognition of Additional Core Deposit
                                       Intangible Resulting From Trigger of PSSB
                                           Officer 24 Month Salary Continuation
                                                       Agreement
Additional Core Deposit Intangible Created             $362,804
Book Amortization Method / Term                  Straight Line / 79 months
Tax Return Amortization Method / Term            Straight Line / 24 months
Monthly Pre-Tax Charge To Book Income                     $4,592
Monthly Book Amortization Reported As               Non Operating Expense
Core Deposit Intangible Balance As Of 3/31/97            $358,212
Reduction In Regulatory Capital As Of 3/31/97            $358,212
Reduction In Tangible Book Value As Of 3/31/97           $358,212



      In March of 1997, the Association commenced payment to a former officer of Palm Springs Saving Bank following the resignation of the executive while he was covered under a salary continuation contract. The total payments due under the contract were capitalized as an adjustment to the core deposit intangible associated with the Palm Springs Savings Bank acquisition, as the potential cost of the contract, which existed prior to the acquisition, was included within the initial valuation of the core deposits acquired. The payments due under the contract were not capitalized at the date of acquisition due to uncertainty regarding whether the contract would be triggered; i.e. whether the executive would remain with the Association. This adjustment to the core deposit intangible will be amortized over the remaining initial life of the core deposit intangible. Because the payments are taxable to the executive, the Association can deduct the payments for tax purposes on a faster schedule than they will be recognized for book reporting purposes, thus generating a deferred tax liability under SFAS 109.

Liquidity and Capital Resources
-------------------------------

      The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities, retained earnings and FHLB advances and other borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and prepayments from mortgage related assets are greatly influenced by general interest rates, economic conditions, and competition. The Association has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Association's liquidity ratio was 9.2% at March 31, 1997, compared to 12.0 % at June 30, 1996. It is the Association's intent to maintain liquidity in a 5-6% range to take advantage of higher interest income opportunities from mortgage, commercial, and consumer related investments. The ratio at June 30, 1996 appeared high because the Association was still in the process of deploying funds on a more permanent basis that were acquired in the purchase of three branch offices from Hawthorne Savings, FSB on June 21, 1996 that provided cash in the amount of $177.9 million. The ratio at March 31, 1997 was above management's longer term average target due to the operational need to build excess liquidity at the end of March in preparation to fund anticipated customer deposit withdrawals for the payment of property tax and income tax liabilities in early April.

      The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. See Statements of Cash Flows in the Consolidated Financial Statements included herein. The Company's primary sources of funds during the nine months ended March 31, 1997 were its excess liquidity at the beginning of the period, principal repayments on loans and mortgage-backed and investment securities, calls of investment securities, and proceeds from the sales of available for sale mortgage-backed and investment securities.


      The Company has other sources of liquidity if a need for additional funds arises; including FHLB advances and various other types of wholesale borrowings. At March 31, 1997, the Association had $50.0 million in advances outstanding from the FHLB; a decline of $20.0 million from the amount outstanding at June
30, 1996. This decline resulted from the January 1997 prepayment, without penalty, of a $20.0 million FHLB advance bearing an interest rate of 5.78%, which was in excess of the marginal earnings rate available for the Company's excess liquidity during the quarter ended March 31, 1997. The Company had no other debt outstanding at March 31, 1997. The Association has available significant unpledged collateral in the form of mortgage loans, mortgage backed and related securities, and U.S. Government Agency Notes and Bonds that may be used as collateral in securing financing for cash needs.

      The Association must maintain capital standards as set forth by federal regulations. As of March 31, 1997, these requirements are: 1) tangible capital of 1.5 % of adjusted assets; 2) core capital of 4% of adjusted assets; and 3) risk-based capital of 8.0 % of risk-weighted assets. At March 31, 1997, the Association exceeded all minimum regulatory capital requirements as shown in the table below:

                                                          PERCENT OF
                                                            ADJUSTED
                                         AMOUNT         TOTAL ASSETS
                                         ------         ------------
                                      (DOLLARS IN THOUSANDS)

Tangible Capital
----------------

Actual capital                           $57,259            5.94%

Minimum required                          14,466            1.50
                                          ------            ----

Excess                                   $42,793            4.44%
                                         =======            =====

Core Capital
------------

Actual capital                           $57,259            5.94%

Minimum required                          38,575            4.00
                                          ------            ----

Excess                                   $18,684            1.94%
                                         =======            =====


                                                     PERCENT OF RISK -
                                         AMOUNT      WEIGHTED ASSETS
                                         ------      ---------------

Risk-based Capital
------------------

Actual capital                           $60,811           15.72%

Minimum required                          30,944            8.00
                                         -------            ----

Excess                                   $29,867            7.72%
                                         =======            =====


      OTS regulations contain "prompt corrective action" provisions under which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy. The categories range from "well capitalized" to "critically under capitalized." OTS guidelines define a "well capitalized" institution as one which maintains:

      C.    A total risk-based capital ratio of 10% or greater,
      D.    A Tier 1 risk-based capital ratio of 6%
      E.    A core capital ratio of 5% or greater, and
      F. Is not subject to any written capital order or directive to meet and maintain a specific capital level of any capital measure.

      The Association's Tier 1 risk based capital ratio as of March 31, 1997 was 14.80%. At March 31, 1997, the Association's regulatory capital levels exceed the thresholds required to be classified as a "well capitalized" institution. The Association's capital ratios detailed above do not reflect the additional capital (and assets) maintained by the holding company.

      On January 10, 1997, the Office Of Thrift Supervision ("OTS") issued Thrift Bulletin #69: "Revised Rating System; Disclosure Of Component Ratings". This Bulletin presented the adoption by the OTS of an updated Uniform Financial Institutions Rating System ("FIRS"). The revised rating system is effective for all examinations that begin after January 31, 1997. The OTS will also commence disclosing individual component ratings for safety and soundness examinations to thrift management and directors at the same time. The FIRS has historically been referred to as the CAMEL rating system, which produced a composite rating of an institution's overall condition and performance by assessing five rating components: Capital adequacy, Asset quality, Management, Earnings, and Liquidity. The revised rating system places additional emphasis on management's effectiveness in identifying, measuring, monitoring, and controlling risk by adding a sixth rating component: "Sensitivity to market risk", thereby changing the common acronym to CAMELS. The new "S" component rating will address the degree that changes in interest rates, commodity prices, and equity prices could adversely affect an institution's earnings or economic capital. Management believes that the new rating system will not materially impact the Company, as the primary market price sensitivity maintained by the Company is interest rate risk, which has been previously and regularly reviewed in conjunction with OTS examinations.

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

Nonperforming and Classified Assets
-----------------------------------

      The following table sets forth information regarding non-accrual loans delinquent 90 days or more and real estate acquired through foreclosure (REO-F).


                                                   MARCH 31, 1997  JUNE 30, 1996
                                                   --------------  -------------
                                                      (DOLLARS IN THOUSANDS)

Non-accrual loans before valuation reserves                $6,860         $1,301

Investment in REO before valuation reserves                 5,534          1,460
                                                           ------         ------

Total nonperforming assets                                $12,394         $2,761
                                                          =======         ======

Nonperforming loans to gross loans                          1.40%           .56%

Non performing assets to total assets                       1.26%           .33%




      The following graph presents information concerning classified assets. The category "OAEM" refers to "other assets especially mentioned", or those assets which present indications of potential future credit deterioration.

[A graph depicting month end balances of classified assets segregated by category for the period June 1996 through March 1997, is presented. The component categories are "Other Assets Especially Mentioned", "Substandard", and "Loss". The graph illustrates how classified assets increased from $22.4 million on August 31, 1996 to $43.5 million at September 30, 1996 in conjunction with the acquisition of Palm Springs Savings Bank in September of 1996. Since then, classified assets have declined to $38.4 million at March 31, 1997.]




                               [GRAPHIC OMITTED]







            OAEM         SUBSTANDARD      LOSS         TOTAL
            ----         -----------      ----         -----
06-96     $11,070,083   $ 8,189,456      $3,139,484    $22,399,023
07-97      11,053,076     8,439,376       3,200,864     22,693,316
08-96      11,003,824     8,238,695       3,202,619     22,445,138
09-96      17,454,473    22,006,462       4,037,444     43,498,379
10-96      17,959,432    20,765,104       3,897,089     42,621,625
11-96      17,804,452    20,873,442       3,886,089     42,563,983
12-96      17,793,183    20,588,256       2,819,609     41,201,048
01-97      17,402,974    20,846,739       2,789,805     41,039,518
02-97      16,630,316    19,089,305       2,908,766     38,628,386
03-97      16,645,962    18,733,056       3,035,419     38,414,437



      As detailed below, the Company experienced an anticipated significant increase in classified assets upon the acquisition of PSSB in September, 1996. During the six months since the acquisition, management has worked to reduce the classified asset total through various means including aggressive collection efforts, foreclosure with subsequent property sales, and settlement of troubled assets for less than face value. As a result of its due diligence process in conjunction with the acquisition of PSSB, management required PSSB to recognize $2.2 million in additional loan and real estate loss provisions prior to the consummation of the acquisition.

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

      At March 31, 1997 the Association had impaired loans totalling $11.1 million, which have related specific reserves of $1.6 million; and there were $5.6 million of impaired loans as of March 31, 1997 for which no specific reserves had been recorded. Total impaired loans as of June 30, 1996 and December 31, 1996 were $8.9 million and $19.9 million, respectively. The average recorded investment in impaired loans during the nine month period ended March 31, 1997 was $16.3 million. The Association's impaired loans increased by $7.8 million during the nine months ended March 31, 1997, primarily due to $8.6 million in impaired loans obtained through the acquisition of PSSB.

      Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 days or more delinquent (non-accrual loans). When a loan becomes 90 days or more delinquent, the accrual of interest ceases and all previously accrued interest is reversed. For the nine months ended March 31, 1997, accrued interest on impaired loans was $83,000 and interest of $577,000 was received in cash.

      If all non-accrual loans had been performing in accordance with their original loan terms and had been outstanding from the earlier of the beginning of the period or origination, the Association would have recorded interest income of $219,000 during the nine month period ended March 31, 1997.

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

      The following tables set forth activity in the Association's allowances for estimated loan losses and estimated real estate losses during the nine months ended March 31, 1997 and 1996:



                                                    Nine Months Ended March 31
                                                    --------------------------

                                                       1997           1996
                                                       ----           ----
                                                      (DOLLARS IN THOUSANDS)

Allowance for loan losses:
--------------------------

   Balance at June 30                                  $3,068         $2,694

   Allowance Acquired from PSSB                         2,963             --

    Net Chargeoffs:

     One to four family                                  (674)          (281)

     Multifamily                                          (26)            --

     Commercial real estate                               (70)          (304)

     Construction loans                                  (217)           (10)

     Land/acquisition and development                    (154)           (20)

     Consumer                                             (14)           (20)
                                                      --------       --------

     Total chargeoffs                                  (1,155)          (635)

   Provision for estimated loan losses                    309            613
                                                      -------        -------

   Balance at March 31                                 $5,185        $ 2,672
                                                       ======        =======



                                                    Nine Months Ended March 31
                                                    --------------------------

                                                       1997           1996
                                                       ----           ----
                                                      (DOLLARS IN THOUSANDS)

Allowance for Losses: Real Estate Foreclosure
---------------------------------------------

   Balance at June 30                                  $  381         $  532

   Allowance acquired from PSSB                           491              0

      Net Chargeoffs                                     (119)           (30)

     Provision for estimated real estate losses            65             89
                                                      -------        -------

   Balance at March 31                                 $  818         $  591


Allowance for Losses: Real Estate-Development
---------------------------------------------

   Balance at June 30                                  $1,536         $1,395

   Allowance acquired from PSSB                             0              0

   Net Chargeoffs                                      (1,008)             0

   Provision for estimated losses                          49            153
                                                       ------         ------

Balance at March 31                                    $  577         $1,548



Total Allowances For Real Estate Losses                $1,395         $2,139
                                                       ======         ======


      The ratio of allowance for estimated loan losses to gross loans decreased from 1.33% at June 30, 1996 to 1.06% at March 31, 1997 due to:

   1. a significant increase in gross loans over the nine month period as a result of:
            a.  increased originations,
            b.  whole loan purchases, and
            c. the acquisition of $175.9 million in gross loans associated with PSSB.

   2. an increase in the volume of net charge-offs; which primarily resulted from cycling some of the problem loans acquired from PSSB through to foreclosure or other credit settlement.

      The ratio of allowance for estimated loan losses to gross non-performing loans decreased from 235.75% at June 30, 1996, to 75.58% at March 31, 1997 due primarily to an increase in non performing loans, from $1.3 million at June 30, 1996 to $6.9 million at March 31, 1997. The increase in non-performing loans was largely attributable to loans acquired from Palm Springs Savings Bank; as $4.6 million of the $6.9 million in non performing loans as of March 31, 1997 were originated by Palm Springs Savings Bank prior to its acquisition by Hemet Federal.

      The ratio of allowance for total estimated losses to total non-performing assets decreased from 94.18% at June 30, 1996 to 48.43% at March 31, 1997, primarily due to an increase in the level of non-performing assets of $ 9.6 million. Such increase is a result of higher levels of non-performing loans of $5.5 million and real estate owned from foreclosure of $4.1 million. At March 31, 1997, the Company's inventory of foreclosed properties and related valuation reserves was composed as follows:



      (Dollars in thousands)

                                   Gross      Valuation       Net      Percent
      Type Of Property             Balance    Reserves      Balance    Of Total
      ----------------             -------    --------      -------    --------
      Residential 1 - 4 Units      $2,166        $304       $1,862      39.48%
      Multifamily > 4 Units           187          26          161       3.41%
      Commercial / Industrial       1,061           0        1,061      22.50%
      Land / Developed Lots         2,120         488        1,632      34.61%
                                   ------        ----       ------      ------

         Total REO-F               $5,534        $818       $4,716     100.00%



      The Association accounts for real estate owned through foreclosure (REO-F) at fair market value upon acquisition, and management believes that adequate valuation reserves have been established based upon current and projected market conditions.

Comparison of Operating Results for the Three Months and Nine Months Ended March
--------------------------------------------------------------------------------
31, 1997 and 1996
-----------------

GENERAL:  The Company  reported  net earnings of $357,000 or $0.06 per share for
-------
the three months ended March 31, 1997, compared to net earnings of $799,000 or $0.13 per share for the same quarter during the prior year. During the quarter ended March 31, 1996, the Company benefitted from $373,000 in interest on an income tax refund credited to Other Income ($219,000 addition to net income) and a $176,000 tax credit received from the California Franchise Tax Board. During the quarter ended March 31, 1997, the Company realized the final conversion and integration costs associated with the September 27, 1996 acquisition of Palm Springs Savings Bank, increasing general & administrative expenses by $100,000. By March 31, 1997, all staff consolidations and other operating expense reductions associated with the acquisition were completed.

When comparing results for the quarter ended March 31 for current and prior year, net interest income, operating fee revenue, and general & administrative expenses are all considerably higher in 1997 than prior year due to the purchase of three savings branches from Hawthorne Savings in June of 1996, the acquisition of Palm Springs Savings Bank, and internal growth, particularly in loan origination volume, experienced over the past year.

For the nine months ended March 31, 1997, the Company reported a net loss of $1.3 million or $(0.22) per share. This loss primarily resulted from a $4.8 million pre-tax charge ($2.8 million on an after tax basis) associated with the one time SAIF assessment assessed against all SAIF insured financial institutions and realized by the Company in the quarter ended September 30, 1996. Exclusive of this non recurring charge, the Company's earnings for the nine months ended March 31, 1997 would have been $1.5 million, or $0.26 per share. For the nine months ended March 31, 1996, the Company reported net earnings of $1.6 million, or $0.25 per share. Current fiscal year to date results were unfavorably impacted by non recurring costs associated with the integration of Palm Springs Savings Bank.

NET INTEREST INCOME:  Net interest income increased from $4.3 million during the
-------------------
quarter ended March 31, 1996 to $5.7 million during the quarter ended March 31, 1997; a rise of 34.9%. This increase resulted from both a rise in interest earning assets and an improvement in the net interest margin realized on earning assets. Average net interest earning assets rose from $714.9 million to $929.8 million (30.1%), while the average margin on net earning assets increased from 2.38% to 2.47%. The net interest margin on earning assets during the most recent quarter was constrained versus that of the same quarter in the prior year by a decline in the ratio of interest earning assets to interest bearing liabilities, from 1.12 at March 31, 1996 to 1.07 at March 31, 1997. This reduction largely stemmed from the core deposit intangibles recognized in conjunction with the Hawthorne Savings branch purchase and the Palm Springs Savings Bank acquisition.

Net interest income rose $4.7 million or 39.7% from $11.8 million for the nine months ended March 31, 1996 to $16.5 million for the nine months ended March 31, 1997. Similar to the results for the most recent quarter, the fiscal 1997 year to date net interest income benefitted from both a rise in average interest earning assets (from $671.8 million to $901.3 million, or 34.2%) and in increase in the net interest margin on earning assets (from 2.35% to 2.45%) versus the prior year.

INTEREST INCOME:  Interest income increased $3.9 million,  or 29.3%,  from $13.2
---------------
million for the quarter ended March 31, 1996 to $17.1 million for the quarter ended March 31, 1997. Interest income from loans doubled from the prior year quarter, from $4.5 million to $9.0 million, as a 109.4% rise in average net loans outstanding was somewhat offset by a reduction in average effective portfolio rate from 8.29% to 7.94%. Interest from mortgage backed securities declined 20.3% from $4.8 million in the quarter ended March 31, 1996 to $3.8 million in the quarter ended March 31, 1997, as there were $52.3 million (16.4%) less in average balances outstanding during the current quarter and because during the second fiscal quarter of 1997 $34.0 million in higher rate, higher duration mortgage backed securities were sold in conjunction with the Company's asset / liability management. Interest income and dividends from investment securities rose $0.3 million, or 8.1%, from $4.0 million for the quarter ended March 31, 1996 to $4.3 million for the quarter ended March 31, 1997.

For the nine months ended March 31, 1997, interest income was $49.4 million, $12.6 million (34.2%) greater than the same period of the prior year. The interest income results for the nine months year to date paralleled that of the latest quarter, with interest from loans and interest and dividends from investment securities increasing significantly, while interest income from mortgage backed securities declined in association with the balance sheet changes resulting from the acquisitions during the past year combined with management's efforts to more effectively employ capital in whole loans versus mortgage backed securities. Average interest earning assets rose from $671.8 million during the first nine months of fiscal 1996 to $901.3 million during the first nine months of fiscal 1997, an increase of 34.2%. This rise in average earning assets generated all of the year to year increase in interest income, as the average effective rate on earning assets remained constant at 7.30% during both nine month periods.

INTEREST  EXPENSE:  Interest  expense  rose from $9.0  million  during the three
-----------------
months ended March 31, 1996 to $11.3 million during the three months ended March 31, 1997, an increase of 26.6%, as average interest bearing liabilities rose 35.8%, somewhat offset by a reduction in the average effective cost of interest bearing liabilities from 5.62% during the 1996 period to 5.24% during the current year period. Interest expense on deposits rose from $5.9 million for the three months ended March 31, 1996 to $9.9 million for the same period in fiscal 1997, an increase of 66.9% generated by a similar rise in average balances. Interest expense on borrowings declined significantly from $2.3 million during the quarter ended March 31, 1996 to $0.7 million during the quarter ended March 31, 1997, as the Company replaced maturing FHLB advances and prepaid $20.0 million in FHLB advances with deposits from its two acquisitions.

Interest expense for the nine months ended March 31, 1997 totaled $32.8 million, up $7.9 million or 31.5% from the same period during the prior year. The weighted average effective cost of interest bearing liabilities declined from 5.63% during the nine months ended March 31, 1996 to 5.22% during the nine months ended March 31, 1997. This reduction in the cost of interest bearing liabilities resulted from decreases in average effective costs for both deposits (5.01% to 4.81%) and borrowings (5.37% to 5.28%). In addition, the net cost of the Company's interest rate swaps (both terminated and active), while down $85,000 or 3.5% from year to year, also presented a smaller average cost impact on the larger average balance sheet maintained by the Company during the current fiscal year. The aforementioned reductions in average costs, however, were more than offset by interest bearing liability average balance increases in generating a greater nominal total for year to date interest expense in fiscal 1997 than during the prior year. Specifically, average interest bearing deposit accounts rose 64.9% from $470.1 million for the nine months ended March 31, 1996 to $776.5 million for the nine months ended March 31, 1997.

PROVISION FOR  ESTIMATED  LOAN LOSSES:  The provision for estimated  loan losses
-------------------------------------
decreased by $318,000 or 75.9% from $419,000 for the quarter ended March 31, 1996 to $101,000 during the quarter ended March 31, 1997. The provision for estimated loan losses for the nine month period ended March 31, 1997 decreased $313,000, or 50.3%, from $622,000 during the nine month period ended March 31, 1996. The balance of the allowance for estimated loan losses (both general and specific) increased from $2.7 million at March 31, 1996 to $5.2 million at March 31, 1997, as $3.0 million in allowances added by the Palm Springs Savings Bank acquisition were somewhat offset by the charge off of specifically identified and reserved credit losses highlighted during the due diligence process prior to acquisition. Total non-performing loans as of March 31, 1997 were $6.9 million, up from $2.4 million one year earlier, with $4.6 million of the non-performing loans as of March 31, 1997 originated by Palm Springs Savings Bank prior to the acquisition. The ratio of non-performing loans to gross loans increased from 1.06% at March 31, 1996 to 1.40% at March 31, 1997, as the portfolio acquired from Palm Springs Savings Bank presented a higher proportion of problem credits than that historically experienced by Hemet Federal prior to the acquisition.

OTHER INCOME & EXPENSE: Other income & expense decreased from $543,000 in income
----------------------
for the three months ended March 31, 1996 to a $52,000 in expense for the three months ended March 31, 1997 due to the non recurring receipt of $373,000 in interest on an income tax refund from the California Franchise Tax Board in the 1996 period and because of $579,000 in amortization of intangible assets during the 1997 period following the Hawthorne Savings branch purchases and the acquisition of Palm Springs Savings Bank. Partially offsetting the above two items was an increase in savings fees, from $151,000 during the three months ended March 31, 1996 to $400,000 during the three months ended March 31, 1997. This increase resulted from the addition of deposit accounts from the two acquisitions combined with the continuing community banking and transaction services focus of the Company.

For the nine months ended March 31, other income & expense rose to $870,000 in 1997 from $753,000 during 1996 because of $1.0 million in gains on the sale of mortgage backed and investment securities during the 1997 fiscal year, for which no comparable activity occurred during the prior fiscal year. These security gains combined with higher savings fees to more than offset the non recurrence of the income from the interest on the State tax refund described above and the recognition of $1.4 million in amortization of intangible assets during year to date fiscal 1997. During the 1997 fiscal year, the Company has also commenced a limited mortgage banking operation, whereby certain credit products (e.g. FHA and VA loans) are originated for sale to various conduits in the secondary market. Fiscal 1997 year to date gains on loan sales totaled $20,000. The Company anticipates greater activity in this regard in coming periods, should market conditions support the continued origination of applicable products.

GENERAL & ADMINISTRATIVE  EXPENSES:  General & administrative expenses increased
----------------------------------
by $1.6 million or 48.7% from $3.3 million to $4.9 million for the quarters ended March 31, 1996 and 1997, respectively. This increase was primarily attributable to the additional operating overhead associated with a branch network which expanded from 12 to 19 full service locations over the past year, with a related increase in the number of deposit accounts serviced from 37,785 to 58,992. The increase also stemmed from the Company's implementation of a consolidated loan service center facility during the second fiscal quarter of 1997, as the number of mortgage loans serviced expanded from 2,885 at March 31, 1996 to 4,498 at March 31, 1997. General & administrative expenses expressed as a percentage of average total assets increased from 1.78% during the three months ended March 31, 1996 to 1.97% during the three months ended March 31, 1997, as the final non recurring expenses associated with the Palm Springs Savings Bank integration were realized during the most recent quarter. The 1.97% figure compares favorably to the 2.18% ratio of general & administrative expenses to average total assets experienced during the second fiscal quarter ended December 31, 1996.

General & administrative expenses for the nine months ended March 31, 1997 were $19.2 million, double those for the comparable period in the prior year. However, the 1997 fiscal year figure included a one-time FDIC insurance assessment of $4.8 million as mandated to recapitalize the SAIF insurance fund. Excluding the one-time SAIF assessment. total general & administrative costs were $14.4 million and $9.6 million for the nine months ended March 31, 1997 and 1996, respectively. Expenses for salaries and employee benefits rose from $5.0 million during the nine months ended March 31, 1996 to $7.0 million during the nine months ended March 31, 1997 due to increases in staffing associated with the significant expansion in the Company, including the addition of seven full service branches. General & administrative expenses excluding the one time SAIF assessment expressed as a percentage of average total assets rose to 2.00% during fiscal year to date 1997 versus 1.83% during the prior year. In addition to the operating expense savings now implemented in conjunction with the integration of the two acquisitions, the Company has during the current fiscal year reduced its benefit accrual rate for its defined benefit pension plan, and commenced a series of other initiatives as part of a comprehensive effort to improve the efficiency of the organization.

INCOME TAXES:  Income tax expense  increased from $296,000 for the quarter ended
------------
March 31, 1996 to $346,000 during the quarter ended March 31, 1997 despite a reduction in pre tax income due to the receipt of a tax credit from the California State Franchise Tax Board in the amount of $176,000 during the 1996 quarter. The Company's nominal tax rate remained substantially unchanged between current and prior year. For the nine months ended March 31, income tax expense decreased from $839,000 in 1996 to a benefit of $788,000 in 1997 due to the year to date loss in fiscal 1997 stemming from the one-time SAIF assessment.

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

        None.

Item 5. Other Information
        -----------------

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        A.  Exhibits

            (3) (i)  Articles of Incorporation*
                (ii) By-laws*

            (4) Stock Certificate*

           (27) Financial Data Schedule

        B.  Reports on Form 8-K

      (1) A report on Form 8-K/A was filed with the Securities and Exchange Commission on February 26, 1997, under commission file number 0-25722 reflecting a revision to the previously filed pro forma financial information required by Article 11 of Regulation S-X regarding the acquisition of Palm Springs Savings Bank which was completed as of the close of business on September 27, 1996.

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



                                                  HF BANCORP INC.
                                                   (Registrant)

Date: May 9, 1997                 By:    /s/ J. Robert Eichinger
                                         ------------------------
                                         J. Robert Eichinger
                                         Chairman/President
                                         Chief Executive Officer



Date: May 9, 1997                  By:   /s/ Mark R. Andino
                                         -------------------
                                         Mark R. Andino
                                         Vice President/Treasurer