Form 10-K
period 1997-06-30
HF BANCORP INC
filed 1997-09-25
CIK 941547

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                  Annual Report Pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1997

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
                                         Yes   X          No
                                             -----           ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The number of shares outstanding for each of the registrant's classes of common stock issued and outstanding as of September 5, 1997 was 6,281,875.

      The aggregate market value of the voting stock held by "non-affiliates" of the registrant (i.e., persons other than the directors and executive officers of the registrant) was $ 89,696,012 based upon the last sales price as quoted on The NASDAQ Stock Market for September 5, 1997.

                               HF BANCORP, INC.
                         1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                    PART I
                                                                         PAGE
                                                                         ----

Item 1.  Description of Business.....................................      5
            General..................................................      5
            Market Area and Competition..............................      9
            Weakness in the Regional Economy.........................      9
            Employees................................................     10
            Effect of Governmental Policies..........................     10
            Regulation and Supervision...............................     10
            Capital Requirements and Capital Categories..............     13
            Safety and Soundness Standards...........................     16
            Potential Enforcement Actions............................     18
            Premiums for Deposit Insurance...........................     19
            Transactions with Related Parties........................     20
            Community Reinvestment Act...............................     21
            Qualified Thrift Lender Test.............................     21
            Limitation on Capital Distributions......................     22
            Liquidity ...............................................     22
            Branching ...............................................     23
            Restrictions on Investments and Loans....................     23
            Classification of Assets.................................     24
            Federal Home Loan Bank System............................     25
            Federal Reserve System...................................     25
            Federal Securities Laws..................................     26
            Non Banking Regulation...................................     26
            Federal and State Taxation...............................     27
            Financial Industry Reform Legislation....................     28
            Federal Judicial Review..................................     29
            Factors that May Affect Future Results...................     29
            Additional Item: Executive Officers......................     30

Item 2.  Properties  ................................................     31

Item 3.  Legal Proceedings...........................................     32

Item 4.  Submission of Matters to a Vote of Security Holders.........     32

                                    PART II

Item 5.  Market for the Registrant's Common Equity and
            Related Stockholder Matters..............................     32

Item 6.  Selected Financial Data.....................................     34

Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................     37
            Overview  ...............................................     37
            Analysis of the Results of Operations....................     42
            Overview ................................................     42
            Net Interest Income .....................................     42
            Asset / Liability Management ............................     46
            Provision for Estimated Loan Losses .....................     50
            Other Income / Expense ..................................     51
            Subsidiary activities ...................................     52
            General & Administrative Expenses .......................     52
            Income Taxes ............................................     53
            Analysis of Financial Condition .........................     54
            Overview ...............................................      54
            Securities Portfolio ....................................     54
            Loans. . . .    .........................................     56
            Credit Quality ..........................................     62
            Intangible Assets .......................................     67
            Deposits. . .............................................     70
            Borrowings ..............................................     71
            Liquidity  ..............................................     73
            Capital Resources .......................................     74
            Off Balance Sheet .......................................     75
            Impact of Inflation & Changing Prices ...................     76
            Recent Accounting Pronouncements ........................     76

Item 8.  Financial Statements and Supplementary Data.................     77

Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.................................    131


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.........     131
Item 11. Executive Compensation.....................................     131
Item 12. Security Ownership of Certain Beneficial Owners and
            Management..............................................     131
Item 13. Certain Relationships and Related Transactions.............     131

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
            Form 8-K................................................     132

                                 INTRODUCTION


      In addition to historical information, this document may include certain forward looking statements within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"). These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company's mission and vision. These forward looking statements are based upon current management expectations, and therefore may involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by the forward looking statements due to a wide range of factors, including:

o     vacillation in general economic conditions

o     legislative and regulatory changes

o     monetary and fiscal policies of the federal government

o changes in tax policies, rates and regulations of federal, state, and local tax authorities

o     fluctuations in interest rates

o     variation in the cost of funds

o     changes in demand for the Company's products and services

o     actions by competitors

o     changes in the composition of the Company's loan and investment portfolios

o     variation in the credit quality of the Company's assets

o     alterations in accounting principles, policies, or guidelines

o changes in other economic, competitive, government, and technological factors

Further description of the risks and uncertainties to the Company and its business are presented in "Item 1. Description Of Business -- Factors That May Affect Future Results".

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS


GENERAL

      H.F. Bancorp, Inc. (referred to herein on an unconsolidated basis as "HFB" and on a consolidated basis as the "Company") is a savings and loan holding company incorporated in the State of Delaware that was organized for the purpose of acquiring all of the capital stock of Hemet Federal Savings & Loan Association (the "Bank") upon its conversion from a federally chartered mutual savings association to a federally chartered stock savings association. On June 30, 1995, the Company completed its sale of 6,612,500 shares of common stock, and used approximately 50% of the $51.1 million in net proceeds to purchase all of the Bank's common stock issued in the Bank's conversion to stock form. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests.

      HFB's principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiaries, HFB's principal source of funds is its existing capital and assets, and future dividends paid by and other funds advanced from its subsidiaries. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to HFB ( See "Item 1. Description of Business -- Supervision and Regulation"). HFB's common stock is listed on the Nasdaq National Market ("NASDAQ") under the symbol "HEMT".

      At June 30, 1997, the Company had $984.7 million in total assets, $484.3 million in total net loans receivable, and $839.7 million in total deposits. The Company is subject to regulation by the Office Of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC"), and the Securities and Exchange Commission ("SEC"). The principal executive offices of the Company and the Bank are located at 445 East Florida Avenue, Hemet, California, 92543, telephone number (909) 658 - 4411, toll free (800) 540-4363, facsimile number
(909) 925 - 5398. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposit accounts are insured by the FDIC through the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law.

      On September 27, 1996, the Bank consummated the acquisition of Palm Springs Savings Bank ("PSSB") by purchasing, for cash, their 1,131,446 shares of common stock for $16.3 million. The acquisition was accounted for under purchase accounting guidelines and therefore generated intangible assets (See "Item 7. Management's Discussion And Analysis Of Financial Condition And The Results Of Operations -- Intangible Assets").

      On June 21, 1996, the Bank entered the Northern San Diego County market through the purchase of three branch offices and the assumption of deposit liabilities totaling $185.2 million from Hawthorne Savings Bank. In conjunction with the purchase, the Bank generated a core deposit intangible of $6.6 million, or 3.6% of the deposits assumed. (See "Item 7. Management's Discussion And Analysis Of Financial Condition And The Results Of Operations -- Acquisitions").

      The consolidated financial statements include the accounts of HF Bancorp, Inc., and its wholly owned subsidiary Hemet Federal Savings & Loan Association and its wholly owned subsidiaries, HF Financial Corporation, Coachella Valley Financial Services Corporation ("CVFSC"), PSSB Insurance Services, Inc. ("PSSBI") and HF Financial Corporation's subsidiary, First Hemet Corporation (collectively, the Company). CVFSC served as the trustee on deeds of trust held by Palm Springs Savings Bank. This service has been transferred to First Hemet Corporation. PSSBI was formed to offer life insurance and other investment products to customers of PSSB. In September of 1994, PSSBI discontinued marketing debt and equity securities, including mutual funds, to the general public and the PSSB customer base. HF Bancorp, Inc. and Hemet Federal are currently in the process of consolidating HF Financial Corporation, CVFSC, and PSSBI with and into First Hemet Corporation. First Hemet Corporation engages in trustee services for the Bank, conducts real estate development, and receives commissions from the sale of mortgage life insurance, fire insurance and annuities. All material intercompany transactions, profits, and balances have been eliminated.

      The Company conducts business from nineteen branch offices and one centralized loan servicing center, located as follows:


Greater Hemet / San Jacinto  Valley Area
----------------------------------------
      Hemet - Diamond Valley
      Hemet - Downtown (Main Office)
      Hemet - East
      Hemet - Sanderson (Loan Service Center)
      Hemet - West
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

      Through its network of banking offices, the Bank emphasizes personalized service focused upon two primary markets: households and small businesses. The Bank offers a wide complement of lending products, including:

o a broad array of residential mortgage products, both fixed and adjustable rate

o consumer loans, including home equity lines of credit, auto loans, and personal lines of credit

o     specialized financing programs to support community development

o     mortgages for apartments

o     commercial real estate loans

o     construction lending

o commercial loans to businesses, including both revolving lines of credit and term loans



      The Bank also provides an extensive selection of deposit instruments. These include:

o     multiple checking products for both personal and business accounts

o     various savings accounts, including those for minors

o     tiered money markets accounts

o     tax qualified deposit accounts (e.g. IRA's)

o a broad array of certificate of deposit products, with terms from 7 days to 7 years

      The Bank also supports its customers by functioning as a federal tax depository, providing merchant bankcard services, and supplying various forms of electronic funds transfer. In addition, the Bank, through third party relationships, makes various non FDIC insured investment products available to its customers, including mutual funds and selected insurance related products.

      The Company participates in the wholesale capital markets through the management of its security portfolio and its use of various forms of wholesale funding. The Company's security portfolio contains a variety of instruments, including callable debentures, fixed and adjustable rate mortgage backed securities, and collateralized mortgage obligations. The Company also participates in the secondary market for loans as both a purchaser and a seller of various types of mortgage products.

      The Company's revenues are derived from interest on its loan and mortgage backed securities portfolios, interest and dividends on its investment securities, and its fee income associated with the provision of various customer services. The Company's primary sources of funds are deposits, principal and interest payments on its asset portfolios, and various sources of wholesale borrowings including FHLB advances and reverse repurchase agreements. The Company's most significant operating expenditures are its staffing expenses and the costs associated with maintaining its branch network.

      Additional information concerning the Company's business is presented under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is incorporated herein by reference.

MARKET AREA AND COMPETITION

      The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result of:

o changes in regulation, technology, and product delivery systems, whereby the Bank must compete with both (i) in market entities and (ii) remote entities soliciting customers via electronic means

o the accelerating pace of consolidation among financial institutions and the continuing mergers among commercial and investment banks

o     the growth of nonbank financial services providers

      The Bank competes for loans, deposits, and customers for financial services with commercial banks, savings & loans, credit unions, thrift & loans, securities and brokerage companies, mortgage companies, insurance firms, finance companies, mutual funds, and other non bank service providers. Many of these competitors are much larger than the Bank in total assets, market reach, and capitalization; and enjoy greater access to capital markets and can offer a broader array of products and services than the Bank can legally furnish.

      In order to compete with other financial services providers, the Bank relies upon local community involvement, personal service and the resulting personal relationships of its staff and customers, and specialized products and services tailored to meet its customers' needs.


WEAKNESS IN THE REGIONAL ECONOMY

      Although recently improving, Southern California, including the Bank's market area, has, throughout much of the 1990's, experienced reduced employment and recessionary economic conditions as a result of the downsizing of the defense industry, a slowdown in construction, and corporate mergers and relocations. This economic backdrop led to a general weakening of real estate values, which in some of the Bank's market areas have yet to recover to pre-recessionary levels. The volume and quality of the Bank's loan portfolio has been impacted by these conditions. While the Bank has experienced a general improvement in its aggregate credit profile over the past several quarters, there can be no assurance that the Southern California economy and real estate market will not deteriorate; or that such deterioration, if it occurs, will not present an adverse impact on the Company's financial condition or results of operations.

EMPLOYEES

      As of June 30,  1997,  the  Company  had 201  full-time  employees  and 74 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers its employee relations to be satisfactory.

EFFECT OF GOVERNMENTAL POLICIES

      Banking is a business that depends, in large part, upon interest rate differentials. In general, the difference between the interest rates paid by the Bank on its deposits and other sources of funds and the interest rates received by the Bank on its loan and investment portfolios constitutes the major portion of the Bank's earnings. These interest rates are highly sensitive to many factors which are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank and the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession, and unemployment.

      The banking business is not only affected by general economic conditions, but is also significantly influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, including the Federal Reserve Board ("FRB"). The FRB implements national monetary policies (with objectives such as curbing inflation and avoiding recession) by its open market operations in United States Government securities, by changing the required level of reserves for applicable financial firms, and by adjusting the discount rate used for borrowings by depository institutions. The actions of the FRB in these areas influence the demand for loans and the interest rates associated with many of the Bank's products. The nature and impact of any future policy changes by the FRB cannot be predicted.


REGULATION AND SUPERVISION

General
-------

      Financial institution holding companies and insured depository institutions are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws and regulations which relate to the operation of the Company and its subsidiaries. The following description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

      HFB, as a savings & loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of the Bank are governed by the HOLA and the Federal Deposit Insurance Act ("FDIA").

      The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its primary federal regulator, and the FDIC, as the insurer of customer deposits. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition. In addition, the

Bank must obtain various regulatory approvals prior to conducting certain types of business or entering into selected transactions; e.g. acquisitions of other financial institutions. The OTS and / or the FDIC conduct periodic examinations of the Bank's safety and soundness, its operations (including technology utilization), and its compliance with applicable laws and regulations, including the Community Reinvestment Act ("CRA"), the Real Estate Settlement Procedures Act ("RESPA"), and the Bank Secrecy Act ("BSA"). These examinations are primarily conducted for the protection of the SAIF, and are not intended to provide any assurance to investors in the Company's common stock.

      The  regulatory  structure  provides  the  supervisory   authorities  with
extensive discretion across a wide range of the Company's operations, including, but not limited to:

o     loss reserve adequacy

o     capital requirements

o     credit classification

o     limitation or prohibition of dividends

o     assessment levels for deposit insurance and examination costs

o     permissible branching

      Any change in regulatory requirements or policies, whether by the OTS, the FDIC, the FRB, or Congress, could have a material adverse impact on the Company.

Holding Company Regulation
--------------------------

      HFB is a non diversified unitary savings & loan holding company within the meaning of the HOLA. As such, HFB will generally not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). However, a number of potential laws are being debated in Congress which could significantly alter the business and regulatory environment in which HFB and its subsidiaries may operate (See "Item 1. Financial Institution Reform Legislation").

      Upon any non supervisory acquisition by the Company of another savings institution or savings bank which that meets the QTL test and is deemed to be a savings institution by the OTS, the Company could then become a multiple savings & loan holding company (if the acquired institution is maintained as a separate subsidiary), and would then be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings & loan holding company and its non FDIC insured subsidiaries primarily to those activities permissible for bank holding companies under
Section 4(c)(8)of the Bank Holding Company Act ("BHCA") and certain other activities authorized by OTS regulations.

      The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from:

1) acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS;

2) acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the HOLA;

3) acquiring or retaining control of a depository institution that is not insured by the FDIC.

      In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and the institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community, and competitive factors.

      The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(A) the approval of interstate supervisory acquisitions by savings & loan holding companies and

(B) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings & loan holding company acquisitions.

      Although savings & loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS in its examination of the safety and soundness of the insured depository institution. The OTS also has authority to order cessation of activities or divestiture of holding company subsidiaries deemed to pose a threat to the safety and soundness of the insured depository institution.

CAPITAL REQUIREMENTS AND CAPITAL CATEGORIES

      FIRREA Capital Requirements. OTS capital regulations, as mandated by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), require savings institutions to meet three minimum capital standards (as defined by applicable regulations):

o     a 1.5% tangible capital ratio

o     a 3.0% leverage (core) capital ratio

o     an 8.0% risk-based capital ratio

      The capital standards applicable to savings institutions must be no less stringent than those for national banks. In addition, the prompt corrective action ("PCA") standards discussed below also establish, in effect, the following minimum standards:

o     a 2.0% tangible capital ratio

o a 4.0% leverage (core) capital ratio (3.0% for institutions receiving the highest regulatory rating under the CAMELS rating system)

o     a 4.0% Tier One risk based capital ratio

      The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish specific minimum capital requirements for a single institution which are higher than the general industry minimum requirements presented above. The OTS can take this action upon a determination that a higher minimum capital requirement is appropriate in light of an institution's particular circumstances.

      Tangible capital is composed of:

o     common stockholders' equity (including retained earnings)

o     certain noncumulative perpetual preferred stock and related earnings

o     minority interests in equity accounts of consolidated subsidiaries less:
      -----

o     intangible assets other than certain asset servicing rights

o investments in and loans to subsidiaries engaged in activities as principal, not permissible for a national bank

o deferred tax assets as defined under Statement of Financial Accounting Standards ("SFAS") Number 109 - "Accounting for Income Taxes" in excess of certain thresholds

      Core capital consists of tangible capital plus various adjustments for certain intangible assets. At June 30, 1997 and 1996, the Bank's tangible capital was equivalent to its core capital, as the Bank did not maintain any qualifying adjustments. In general, total assets calculated for regulatory capital purposes exclude those assets deducted from capital in determining the applicable capital ratio.

      The risk based capital standard for savings institutions requires the maintenance of Tier One capital (core capital) and total capital (defined as core capital plus supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of an institution's risk weighted assets, all assets, including certain off balance sheet positions, are multiplied by a risk weight of 0.0% to 100.0%, as assigned by OTS regulations based upon the amount of risk perceived as inherent in each type of asset. The components of supplementary capital include:

o     cumulative preferred stock

o     long term perpetual preferred stock

o     mandatory convertible securities

o     certain subordinated debt

o     intermediate preferred stock

o the general allowance for loan and lease losses, subject to a limit of 1.25% of risk weighted assets

      Overall, the amount of supplementary capital included as part of total capital cannot exceed 100.0% of core capital.

      As disclosed in the footnotes to the Company's audited consolidated financial statements, at June 30, 1997, the Bank exceeded all minimum regulatory capital requirements.

      FDICIA PCA Regulations. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") dictated that the OTS implement a system requiring regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower institution's capital. The OTS has established specific capital ratios under the PCA Regulations for five separate capital categories:

1.    well capitalized
2.    adequately capitalized
3.    under capitalized
4.    significantly under capitalized
5.    critically undercapitalized

      Under the OTS regulations implementing FDICIA, an insured depository institution will be classified in the following categories based, in part, on the following capital measures:

Well Capitalized
----------------
Total risk based  capital  ratio of at least 10.0%
Tier One risk based  capital ratio of at least 6.0%
Leverage ratio of at least 5.0%

Adequately Capitalized
----------------------
Total risk  based  capital  ratio of at least  8.0%
Tier One risk based  capital ratio of at least 4.0%
Leverage ratio of at least 4.0%

Under Capitalized
-----------------
Total risk  based  capital  ratio of less than 8.0%
Tier One risk based  capital ratio of less than 4.0%
Leverage ratio of less than 4.0%

Significantly Under Capitalized
-------------------------------
Total risk based capital  ratio  of  less than  6.0%
Tier One risk based capital ratio of less than 3.0%
Leverage  ratio of less than 3.0%

Critically Under Capitalized
----------------------------
Tangible capital of less than 2.0%

      An institution that, based upon its capital levels, is classified in one of the top three categories may be regulated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and an opportunity for hearing, determines that the operation or status of the institution warrants such treatment. There are numerous mandatory supervisory restrictions on the activities of under capitalized institutions. An institution that is under capitalized must submit a capital restoration plan to the OTS that the OTS may approve only if it determines that the plan is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed. In addition, the institution's performance under the capital restoration plan must be guaranteed by every company that controls the institution. Under capitalized institutions may not acquire an interest in any company, open a new branch office, or engage in a new line of business without OTS or FDIC approval. An under capitalized institution is also limited in its ability to increase average assets, accept brokered deposits, pay management fees, set deposit rates, and make capital distributions. Additional restrictions apply to significantly and critically under capitalized institutions. In addition, the OTS maintains extensive discretionary sanctions which may be applied to under capitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      As disclosed in the footnotes to the Company's audited consolidated financial statements, at June 30, 1997, the Bank met the requirements to be classified as a "well capitalized" institution under PCA regulations.


SAFETY AND SOUNDNESS STANDARDS

      In addition to the PCA provisions discussed above based on an institution's regulatory capital ratios, FDICIA contains several measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions with inadequate operational and managerial controls. The OTS has established minimum standards in this regard related to:

o     internal controls, information systems, and internal audit systems

o     loan documentation

o     credit underwriting

o     asset growth

o     earnings

o     compensation, fees, and benefits

      If the OTS determines that an institution fails to meet any of these minimum standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency and may implement a series of supervisory sanctions.

      Effective October 1, 1996, the federal banking agencies (including the OTS) promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should:

1.    conduct periodic asset quality reviews to identify problem assets

2. estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses

3.    compare problem asset totals to capital

4.    take appropriate corrective action to resolve problem assets

5.    consider the size and potential risks of material asset concentrations

6. provide periodic asset reports with adequate information for management and the board of directors to assess the level of asset risk

      These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If the institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

POTENTIAL ENFORCEMENT ACTIONS

      The OTS has primary enforcement responsibility over savings institutions and maintains the authority to bring actions against the institution and all institution affiliated parties, as defined under the applicable regulations, for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, condition imposed in writing by the agency, or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal or prohibition orders against institution affiliated parties, and the imposition of restrictions of sanctions under the PCA provisions of the FDICIA. Federal law also establishes criminal penalties for certain violations. Additionally, a holding company's inability to serve as a source of strength to its subsidiary financial institutions could serve as an ancillary basis for regulatory action against the holding company. Neither HFB, the Bank, or any subsidiaries thereof are currently subject to any enforcement actions.

PREMIUMS FOR DEPOSIT INSURANCE

      Legislation was enacted on September 30, 1996 to address the disparity in bank and thrift deposit insurance premiums. This legislation imposed a requirement on all SAIF members, including the Bank, to fully recapitalize the SAIF by paying a one time special assessment of approximately 65.7 basis points on all assessable deposits as of March 31, 1995. This one time special assessment resulted in the Bank recording an additional $4.8 million in FDIC insurance expense during its quarter ended September 30, 1996.

The FDIC currently assesses its premiums based upon the insured institution's position on two factors:

1.    the institution's capital category under PCA regulations

2. the institution's supervisory category as determined by the FDIC based upon supervisory information provided by the institution's primary federal regulator and other information deemed pertinent by the FDIC.

The supervisory categories are:

o     Group A: financially sound with only a few minor weaknesses

o     Group B: demonstrates   weaknesses   that   could  result  in  significant
      deterioration

o     Group C: poses a substantial probability of loss

Annual SAIF assessment rates as of July 1, 1997 were as follows:

                  Assessment Rates Effective July 1, 1997 *


                             Group       Group      Group
                               A           B          C
                           ---------   ---------  ---------
Well Capitalized                0          3         17
Adequately Capitalized          3         10         24
Under Capitalized              10         24         27



---------------------
* Assessment figures are expressed in terms of cents per $100 of assessed deposits.

      During the quarter ended June 30, 1997, the Bank was not assessed any SAIF insurance premiums under the above schedule.

      In addition to the deposit insurance premiums presented in the above table, SAIF insured institutions must also pay FDIC premiums related to the servicing of Financing Corporation ("FICO") bonds which were issued to help fund the federal government costs associated with the savings & loan problems of the late 1980's. At July 1, 1997, the Bank's premium rate for the FICO related payments was 6.3 basis points of assessable deposits per annum.

      The Budget Act passed by Congress prohibits the FDIC from setting premiums under the above risk based schedule above the amount needed to meet the designated reserve ratio (currently 1.25%). The latest statistics released by the FDIC indicate that both the SAIF and the Bank Insurance Fund ("BIF") maintain reserve ratios in excess of the designated ratio. Legislation is before Congress which might, among many other events, merge the SAIF and BIF, and thereby present a potential impact upon the Bank's deposit insurance premiums. The Company's management cannot predict what legislation will be approved, if any, and what the impact of such legislation might be upon the Company.


TRANSACTIONS WITH RELATED PARTIES

      The Bank's authority to engage in transactions with related parties or "affiliates" (e.g. any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

      The Bank's authority to extend credit to executive officers, directors, and 10% shareholders, as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the types and amounts of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed.

COMMUNITY REINVESTMENT ACT

      The Community Reinvestment Act ("CRA") requires each savings institution, as well as certain other lenders, to identify and delineate the communities served through and by the institution's offices and to affirmatively meet the credit needs of its delineated communities and to market the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its communities and to take such assessment into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application. Performance is assessed on the basis of an institution's actual lending, service, and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach, or complies with other procedural requirements. In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs improvement" or "substantial noncompliance." Based on its most recent examination, the Bank received a "satisfactory" rating.


QUALIFIED THRIFT LENDER TEST

      The qualified thrift lender ("QTL") test requires that, in at least nine out of every twelve months, at least 65% of a savings institution's "portfolio assets", as defined, must be invested in a limited list of qualified thrift investments, including residential mortgages and qualifying mortgage backed securities. Portfolio assets for the QTL test consist of tangible assets minus

o assets utilized to satisfy liquidity requirements (subject to certain limitations)
o     the value of property used by the institution to conduct its business

      In 1996, the Economic Growth and Regulatory Paperwork Reduction Act ("EGRPRA") was adopted, amending the QTL test requirements to allow educational loans, small business loans, and credit card loans to count as qualified thrift assets without limit. The EGRPRA also amended the QTL requirements to allow loans for personal, family, or household purposes to count as qualified thrift assets in the reporting category limited to 20.0% of portfolio assets. Finally, EGRPRA provided that as an alternative to the QTL test, thrifts such as the Bank may choose to comply with the Internal Revenue Service's domestic building and loan tax code test.

      A savings institution which fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1997, the Bank maintained 80.0% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

LIMITATION ON CAPITAL DISTRIBUTIONS

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulators separate institutions into three tiers, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At June 30, 1997, the Bank was a Tier 1 Association.


LIQUIDITY

      OTS regulations require savings institutions to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, specified United States government, state and federal agency obligations, and balances maintained in satisfaction of the FRB reserve requirements described below) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. The OTS may change this liquidity requirement from time to time to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions, and may exclude from the definition of liquid assets any item other than cash and the balances maintained in satisfaction of FRB reserve requirements. The Bank's average regulatory liquidity ratio for the month of June 1997 was 5.93% and, accordingly, the Bank was in compliance with the liquidity requirement. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. OTS regulations also require each member institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. The average short-term liquidity ratio of the Bank for the month of June 1997 was 3.11%.

      The OTS has recently proposed changing the 5.0% liquidity requirement to 4.0% and has also invited Congress to consider eliminating all formal regulatory liquidity requirements, as such are not mandated of commercial banks. The Company's management cannot predict what changes, if any, will be eventually implemented to regulatory liquidity requirements.


BRANCHING

      OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions. At this time, the Company's management has no plans to establish physical branches outside of California, although the Bank does serve customers domiciled outside of California via alternative delivery channels such as telephone, mail, and ATM networks.


RESTRICTIONS ON INVESTMENTS AND LOANS

      In addition to those restrictions presented above in reference to the Liquidity and QTL Test requirements of federal savings institutions, OTS regulations do not permit the Bank to invest directly in equity securities, non investment grade debt securities, or real estate (other than real estate used for the institution's offices and facilities). Indirect equity investment in real estate through a subsidiary, such as the Bank's First Hemet Corporation subsidiary, is permissible, but is subject to certain limitations and deductions from regulatory capital. The Bank maintains two remaining real estate development projects, Mayberry Estates and Vista Bonita, which are being marketed for sale. Following the sale of these two projects, the Bank's management intends to refrain from further real estate investment or development activity for the foreseeable future.

      Loans by a savings institution to a single borrower are generally limited to 15% of an institution's "unimpaired capital and unimpaired surplus", as defined by applicable regulations. Aggregate loans secured by non residential real property are generally limited to 400% of an institution's total capital, as defined. Because of its high portfolio concentration in residential loans and its strong total and risk based capital positions, the Bank maintains significant capacity to increase non residential real estate lending while remaining within all applicable regulatory limitations.

CLASSIFICATION OF ASSETS

      Savings institutions are required to classify their assets on a regular basis, to establish appropriate allowances for losses, and to report the results of such classifications quarterly to the OTS. A savings institution is also required to set aside adequate valuation allowances, and to establish liabilities for off balance sheet items, such as letters of credit, when a loss becomes probable and estimable. The OTS has the authority to review the institution's classification of its assets and to determine whether additional assets must be classified, or whether the institution's allowances must be increased. Such instruction by the OTS to increase valuation allowances could have a material impact upon both the Bank's reported earnings and financial condition.

        Assets are classified into one of five categories:

Pass.  These assets present no apparent weakness of deficiency.

Special Mention. These assets present weaknesses or deficiencies deserving continued monitoring and heightened management attention.

Substandard. These assets, or portions thereof, possess well defined weaknesses which could jeopardize the timely liquidation of the asset or the realization of the collateral at values at least equal to the Company's investment in the asset. These assets are therefore characterized by the possibility that the institution will sustain some loss if the deficiencies are not corrected. The Company classifies all real estate owned for investment and real estate acquired through foreclosure as substandard.

Doubtful. These assets, or portions thereof, present probable loss of principal, but the amount of loss, if any, is subject to the outcome of future events which are not fully determinable at the time of classification.

Loss. These assets, or portions thereof, present quantified losses to the institution. The institution must either establish a specific reserve for the amount of loss or charge off a like amount of the asset.

      In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses ("ALLL") which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets (defined at those categorized as other than "Pass"). The Company's internal credit policy is to comply with this policy statement and to maintain adequate reserves for estimable losses. However, the determination of estimable losses is by nature an uncertain practice, and hence no assurance can be given that the Company's loss allowances will prove adequate to cover future losses.

FEDERAL HOME LOAN BANK SYSTEM

      The Federal Home Loan Banks ("FHLB's") provide a comprehensive credit facility to member institutions. As a member of the FHLB of San Francisco, the Bank is required to own capital stock in that FHLB in an amount at least equal to the greater of:

1. 1.0% of the aggregate principal amount of outstanding residential loans, as defined, at the beginning of each calendar year

2.    5.0% of its advances from the FHLB

3.    0.3% of total assets

      The Bank was in compliance with this requirement, with a $6.2 million investment in FHLB-San Francisco capital stock at June 30, 1997. FHLB advances must be secured by specific types of collateral, including various types of mortgage loans and investment securities. It is the policy of the Bank's management to maintain an excess of collateral at the FHLB-San Francisco at all times to serve as a ready source of additional liquidity.

      The FHLB's are required to provide funds to contribute toward the payment of certain bonds issued in the past to fund the resolution of insolvent thrifts. In addition, the FHLB's are required by statute to contribute funds toward affordable housing programs. These requirements could reduce the amount of dividends the FHLB's pay on their capital stock and could also negatively impact the pricing offered for on and off balance sheet credit products -- events which could unfavorably impact the profitability of the Company.

      Legislation is currently before Congress which could significantly alter the requirements for FHLB membership, the financial burdens placed on the FHLB's associated with outstanding bonds, and the scope of allowable investments for FHLB's. The Company's management is unable to predict what, if any, legislation might eventually be passed and the potential impact of such legislation upon the Company.


FEDERAL RESERVE SYSTEM

      The FRB requires savings institutions to maintain, on a recurring cycle basis, non interest bearing reserves against certain deposit accounts (primarily deposit accounts that may be accessed by writing unlimited checks). The amount of required reserves are calculated according to a formula updated periodically by the FRB, while such requirement must be met on an average balance basis during each two week measurement cycle. The Bank was in compliance with these reserve requirements for the cycle which included June 30, 1997. The balances maintained to meet the FRB reserve requirements may be used to satisfy the liquidity requirements imposed by the OTS.

      Various proposals have been introduced in Congress to permit the payment of interest on required reserve balances, and to permit savings institutions to pay interest to checking account customers other than individuals, sole proprietorships, non profit organizations, and government units. The Company's management cannot predict the outcome, if any, of such legislative proposals.

      As a financial institution, the Bank is subject to many regulations promulgated by the FRB, including, but not limited to:

o     Regulation B: Equal Credit Opportunity Act

o     Regulation D: Reserve Requirements

o     Regulation E: Electronic Funds Transfer

o     Regulation F: Limitations On Correspondent Bank Credit Exposure

o     Regulation Z: Truth In Lending Act

o     Regulation CC: Expedited Funds Availability Act

o     Regulation DD: Truth In Savings Act


FEDERAL SECURITIES LAWS

      The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to periodic reporting requirements, proxy solicitation rules, insider trading restrictions, tender offer rules, and other requirements under the Exchange Act. In addition, certain activities of the Company, its executive officers, and directors are covered under the Securities Act of 1933, as amended (the "Securities Act").


NON BANKING REGULATION

      The Company is impacted by a series of laws and regulations not specific to the banking industry, including environmental and bankruptcy laws. There have been recent legislative proposals to modify both environmental and bankruptcy laws, which could present potential material impacts to the Company. The Company's management cannot, however, predict what legislation, if any, will eventually be adopted and the likely financial impact of such legislation, if any. However, most of the recent legislative proposals have sought to insulate financial institutions from liability for environmental remediation for real property acquired through foreclosure. If approved, this legislation would complement the Company's policies of taking steps to identify and review environmental issues pertaining to its borrowers and the real properties securing the loans of its borrowers prior to the extension of credit.

FEDERAL AND STATE TAXATION

      Under a tax sharing agreement, the Company files consolidated federal and state tax returns for itself and all its subsidiaries on a fiscal year basis under the accrual method of accounting, and is subject to taxation in a manner similar to other like financial institutions. The Company is also subject to the corporate Alternative Minimum Tax ("AMT"), the environmental tax, and California State franchise taxes (at special rates applicable to financial institutions). HFB also pays certain fees, not classified as income taxes, to the State of Delaware as a Delaware holding company not earning income in that state.

      Effective for taxable years beginning after 1995, legislation enacted in 1996 repealed, for federal purposes, the reserve method of accounting for bad debts for thrift institutions. While thrifts qualifying as "small banks" may continue to use the experience method, Hemet Federal, deemed a "large bank", is required to use the specific charge off method commencing with its federal tax return for the fiscal year ended June 30, 1997. In addition, the legislation enacted in 1996 contains certain income recapture provisions which are discussed below.

      Thrift institutions deemed "large banks" are required to include into income ratably over six years, beginning with the first taxable year commencing after 1995, the institution's "applicable excess reserves". The applicable excess reserves are the excess of:

1. the balance of the institution's reserves for losses on loans other than supplemental reserves at the close of its last taxable year beginning before January 1, 1996, over

2. the adjusted balance of such reserves as of the close of its last taxable year beginning before January 1, 1988.

      The Bank's applicable excess reserves at June 30, 1996 are $350,000. This amount will be recognized into taxable income over six years at the rate of approximately $58,000 per year starting with the taxable year ended June 30, 1997.

      The adjusted pre-1988 total reserve balance of $13.8 million as of June 30, 1996 will be recaptured into taxable income:

1. in the event the Bank ceases to be a "bank" or "thrift" under applicable IRS definitions

2. to the extent the Bank makes distributions to shareholders in excess of post-1951 earnings and profits, redemptions, or liquidations

      Federally supervised banks and savings associations are required to report deferred tax assets and liabilities in accordance with SFAS Number 109. The federal banking agencies issued final rules applicable to the Bank which became effective April 1, 1995. These rules limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be recognized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

1. the amount that can be realized with one year of the quarter end report date, based upon projected taxable income for that year

2.    10.0% of Tier One capital

      The amount of any deferred tax assets in excess of this limit would be excluded from Tier One capital and total assets under regulatory capital calculations.

      Congress recently passed and the President signed the Taxpayer Relief Act of 1997. This legislation presents a series of potential impacts to the Company, including the encouragement of consumer savings through expanded IRA's and a reduction in the federal net operating loss carryback period from three years to two years for future tax returns. Because of the newness of this legislation, the uncertainty of future consumer behavior, and the lack of presently available interpretation and implementation guidance, management cannot predict the net financial impact of the Taxpayer Relief Act of 1997 upon the Company.


FINANCIAL INDUSTRY REFORM LEGISLATION

      Congress is currently developing a bill which could extensively reform the laws and regulations applicable to the financial services industry. Topics under consideration include:

o     a relaxation or elimination of the laws separating banking from commerce

o     the elimination of the federal thrift charter

o     a merger of the Bank Insurance Fund ("BIF") and SAIF

o the ability of banks to sell various insurance and investment related products

o     the termination of ATM surcharges

o     the merger  of the  OTS into the Office Of The Comptroller Of The Currency
      ("OCC")

o grandfathering of investments and activities currently available to federal savings institutions but not permitted for national banks

      At this time, the Company's management cannot predict what legislation, if any, will emerge from the current hearings, and what impact such legislation might present to the Company.

FEDERAL JUDICIAL REVIEW

      The US Supreme Court has agreed to hear a case involving the breadth of members permitted for credit unions under applicable "common bond" regulations. In recent years, many credit unions have attempted to increase in size and scope by permitting progressively broader classes of membership. Federal limitations upon the membership range of credit unions, which enjoy privileged tax status, would be generally beneficial to the Company, and vice-versa.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following discusses certain factors which may affect the Company's financial results and operations and should be considered in evaluating the Company.

      Economic Conditions and Geographic Concentration. The Company's operations are located in Southern California and are concentrated in Riverside and northern San Diego counties. Although management has recently made initial efforts to geographically diversify the Bank's loan portfolio into Northern California, the vast majority of the Bank's credits remain concentrated in the two Southern California counties. As a result of this geographic concentration, the Company's results depend largely upon economic conditions in these areas, which have been relatively volatile over the past decade. While the Southern California economy has recently exhibited improved trends in employment and real estate valuation, there is no assurance such progress will continue. A deterioration in economic conditions in Riverside and northern San Diego counties could have a material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services.

      Interest Rates. By nature, all financial institutions are impacted by changing interest rates, due to the impact of such upon the demand for new loans, the credit profile of existing loans, and the rates received on loans and securities and the rates paid on deposits and borrowings. As presented under
Item 7. "Management's Discussion And Analysis Of Financial Condition And The Results Of Operations", the Company is financially exposed to both parallel shifts in general market interest rates (particularly upward shifts) and to changes in the relative pricing of the term structure of general market interest rates.

      Government Regulations and Monetary Policy. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws, changes in existing laws, or repeals of present laws could cause the Company's financial results to materially differ. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company.

      Competition. The financial services business in the Company's market areas is highly competitive, and is becoming more so due to technological advances, changes in the regulatory environment, and the accelerating pace of consolidation among financial services providers. The results of the Company may differ in future periods depending upon the nature or level of competition.

      Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to control this risk by assessing the likelihood of non performance, tracking loan performance, and diversifying the credit portfolio. Such policies and procedures may not, however, prevent unexpected losses that could have a material adverse effect on the Company's results. For example, relatively few of the real properties securing the Company's real estate loan portfolio are covered by earthquake insurance, with has generally been unavailable, significantly limited in scope, or not affordable to many of the Company's borrowers.

      Other Risks. From time to time, the Company details other risks with respect to its business and / or financial results in its filings with the SEC.

ADDITIONAL ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to each executive officer of the Company who is not also a director of the Company. The Board of Directors appoints or reaffirms the Appointment of all of the Company's Executive Officers each November. Each executive officer serves until the following year or until a respective successor is appointed.


      Name           Age at June 30, 1997       Position Held With The Company
      ----           --------------------       ------------------------------

      Gerry Agnes              38               Executive Vice President
      Janet Riley              59               Corporate Secretary
      Mark Andino              38               Vice President/Treasurer



      Officers of the Bank who were Executive Officers of the Company as defined by Rule 405 of Regulation C of the Securities and Exchange Commission.


         NAME                    AGE           POSITIONS HELD WITH THE BANK
----------------------          -----          ----------------------------

Jack A. Sanden                    56           Senior Vice President

Robert Armstrong                  53           Senior Vice President

William T. Tierney                54           Senior Vice President

Leticia J. Arciniega              43           Senior Vice President

Pamala Trotter                    36           Senior Vice President


ITEM 2.  PROPERTIES

    The following table sets forth information relating to each of the Company's offices as of June 30, 1997:


                                                                                                                     Net Book Value
                                                                                                                     of Property or
                                                                                  Original Date                         Leasehold
                                                                     Leased or      Leased or      Date of Lease     Improvements at
Location                             Description                       Owned        Acquired        Expiration        June 30, 1997
--------                             -----------                       -----        --------        ----------        -------------
445 E Florida Avenue                 Main Office                       Owned          1963               --             $1,177,287
Hemet, CA

3600 Tyler St.                       Tyler Branch                     Leased          1996              2011                52,745
Riverside, CA

28031 Bradley Road                   Sun City Office                   Owned          1973               --                291,848
Sun City, CA

1479 S San Jacinto Avenue            San Jacinto Branch               Leased          1986              1998                     0
San Jacinto, CA

5395 Canyon Crest Drive              Canyon Crest Branch               Owned          1978               --                542,264
Riverside, CA

1111 S State Street                  Diamond Valley                   Leased          1978              1999                27,271
Hemet, CA

3013 W Florida Avenue                Hemet West Branch                Leased          1979              2007                42,489
Hemet, CA

41815 E Florida Avenue               Hemet East Branch                Leased          1980              1997                13,661
Hemet, CA

5242 Arlington Avenue                Hardman Center Branch            Leased          1981              1997                 1,221
Riverside, CA

31740 Railroad Canyon Road           Canyon Lake Branch               Leased          1982              1998                10,364
Canyon Lake, CA

54245 North Circle Drive             Idyllwild Branch                  Owned          1984               --                306,735
Idyllwild, CA

40461 Murrieta Hot Springs Road      Murrieta Branch                  Leased          1990              2000                65,696
Murrieta, CA

916 S Santa Fe Ave.                  Vista Branch                      Owned          1996               --                495,340
Vista, CA

810 Mission Ave.                     Oceanside Branch                 Leased          1996              2003               114,245
Oceanside, CA

15703 Bernardo Height Pkway          Rancho Bernardo Branch            Owned          1996               --                997,218
San Diego, CA

420 S Palm Canyon Drive              Palm Springs Branch              Leased          1984              2008               210,162
Palm Springs, CA

66565 Pierson Boulevard              Desert Hot Springs Branch         Owned          1996               --                334,084
Desert Hot Springs, CA

68327 Highway 111                    Cathedral City Branch            Leased          1993              1998                 5,990
Cathedral City, CA

39800 Bob Hope Drive                 Rancho Mirage Branch             Leased          1983              1999               195,331
Rancho Mirage, CA

800 S Sanderson Ave.                 Loan Center                       Owned          1996               --                889,869
Hemet, CA

130 S Buena Vista Street             Office Services                   Owned          1983               --                276,095
Hemet, CA                            Support Center

                                                                                                        Total            6,049,915
                                                                                                                         =========


ITEM 3.  LEGAL PROCEEDINGS

      From time to time, the Company and the Bank are party to claims and legal proceedings arising in the ordinary course of business. After considering information furnished by counsel to the Company and the Bank, management believes that the ultimate aggregate liability represented thereby, if any, will not present a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                   PART II


ITEM 5.  MARKET  FOR THE COMMON  STOCK AND RELATED  SHAREHOLDER  MATTERS

      The Common Stock of HF Bancorp, Inc. is traded over the counter on the NASDAQ stock market under the symbol "HEMT". The stock commenced trading on June 30, 1995, when the Company went public and sold 6,612,500 shares at a price of $8.00 per share. On February 8, 1996, the OTS approved a five percent repurchase program authorized by the Board of Directors of the Company. 330,625 shares were repurchased by May 28, 1996, for a total of $3,347,578. At June 30, 1997, there were 6,281,875 shares of the Company's Common Stock outstanding, excluding Treasury shares.

      The following table sets forth the high and the low daily closing prices of the Company's common stock for each of the following quarters:


Quarter Ended                 High                     Low
-------------                 ----                     ---

1995
September 30, 1995            10 1/4                   8 3/16
December 31, 1995             10 1/8                   9 1/8


1996:
March 31, 1996                10 1/4                   9 1/2
June 30, 1996                 10 1/4                   9 1/4
September 30, 1996            10                       9 1/4
December 31, 1996             11 3/8                   9 3/4


1997:
March 31, 1997                14                      11
June 30, 1997                 14 3/4                  12 1/4



      The number of holders of record of the Company's Common Stock at September 5, 1997 was 729.

      The Company has paid no dividends on the Common Stock since its inception. In the future, the Board of Directors may consider a policy of paying cash or stock dividends on the Common Stock. However, there is no plan to commence the payment of cash dividends during fiscal 1998.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY

      Set forth below are selected consolidated financial and other data of the Company for the periods and at the dates indicated. This financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and related Notes of the Company presented elsewhere herein.


                                                                 At June 30,
                                    ------------------------ ----------------------------------------
                                         1997         1996         1995          1994         1993
                                         ----         ----         ----          ----         ----
                                                            (Dollars In Thousands)

SELECTED FINANCIAL CONDITION DATA:
  Total assets                          $984,749     $826,916     $666,062     $597,452     $538,475
  Loans held for sale                        335            0            0            0            0
  Loans receivable, net                  484,334      225,161      202,397      206,370      230,773
  CMOs available for sale, net            27,512       33,257       39,989       55,246           --
  CMOs held to maturity, net               5,794        6,666          432          607       68,959
  Mutual funds available for sale             --       15,283       15,408       15,097           --
  Other investment securities
    and interest-earning assets (1)      143,005      270,130      101,074       15,215       32,822
  Mortgage-backed securities
    available for sale, net              109,493      100,259       70,603       78,243       51,725
  Mortgage-backed securities held
    to maturity, net                     151,369      159,262      208,090      199,696      125,618
  Real estate acquired through
    foreclosure, net                       5,298        1,079        1,361        2,877        1,092
  Real estate acquired for sale
    or investment, net                       418          996        2,539        2,411        2,978
  Deposit accounts                       839,655      669,725      472,337      480,959      470,449
  Advances from the FHLB                  50,000       70,000       70,000       70,000       20,000
  Total equity/stockholders' equity       81,027       81,071       87,146       39,640       40,841


                                                    (footnotes at end of table)


                                                                      Fiscal Year Ended June 30,
                                                       -------------------------------------------------------
                                                        1997        1996       1995         1994        1993
                                                        ----        ----       ----         ----        ----
                                                                         (Dollars In Thousands)
SELECTED OPERATING DATA:
   Interest income                                     $66,522     $50,355    $40,424      $38,084     $41,606
   Interest expense (2)                                 44,084      34,059     28,795       26,451      28,515
                                                        ------      ------     ------       ------      ------
   Net interest income before
     provision for estimated loan losses                22,438      16,296     11,629       11,633      13,091
   Provision for estimated loan losses                     384       1,054      1,202          877       1,920
   Net interest income after provision
     for estimated loan losses                          22,054      15,242     10,427       10,756      11,171
   Other income (expense) (3)                              805         765        176      (5,778)       4,242
   General and administrative expenses(4)               27,137      12,931     11,649       12,255      12,205
                                                       -------      ------     ------       ------      ------
   Earnings (loss) before income tax expense           (4,278)       3,076    (1,046)      (7,277)       3,208
     (benefit)
   Income tax expense (benefit)                        (1,762)       1,129      (353)      (2,704)       1,338
   Net earnings (loss) before cumulalative effect
     of change in method of accounumug for
     income taxes and cumulative effect of
     change in method of accounting for
     securities                                        (2,516)       1,947      (693)      (4,573)       1,870
   Cumulative effect of change in method
     of accounting for income taxes                         --          --         --           --         448
   Cumulative effect of change in method
     of accounting for securities (net of
     income tax effect of $2,432) (3)                       --          --         --        3,435          --
                                                         -----       -----      -----    ---------      ------
Net earnings (loss)                                  $ (2,516)     $ 1,947     $(693)     $(1,138)     $ 2,318
                                                     =========      ======      =====      =======      ======

Net earnings (loss) per share                          $(0.44)       $0.33        N/A          N/A         N/A

Average shares outstanding for EPS                   5,755,859   5,953,823        N/A          N/A         N/A
     calculations


                                                                                    (footnotes at end of table)

                                      35


                                                                       At or For the Fiscal Year Ended June 30,
                                                              -------------------------------------------------------
                                                                   1997       1996       1995       1994       1993
                                                                   ----       ----       ----       ----      -----

                                                                                (Dollars In Thousands)

SELECTED FINANCIAL RATIOS AND OTHER DATA (5):
 PERFORMANCE RATIOS :
    Return on average assets (6)                                   (.26)%     .27%       (.12)%     (.19)%      .41%
    Return on average equity (7)                                  (3.11)     2.24       (1.63)     (2.83)      5.96
    Average equity to average assets                               8.47     12.14        7.14       6.77       6.91
    Equity to total assets at end of period                        8.23      9.80       13.08       6.63       7.58
    Interest rate spread during the period(8)                      2.14      1.74        1.75       1.86       2.19
    Net interest margin (9)                                        2.50      2.37        2.02       2.05       2.44
    Average interest-earning assets / average interest-
     bearing liabilities                                           1.07x     1.13x       1.06x      1.04x      1.05x
    General & administrative expenses to average assets            2.84%     1.81%       1.95%      2.07%      2.17%
  REGULATORY CAPITAL RATIOS (10):
    Tangible capital                                               6.36      6.66        9.02       6.39       7.29
    Core capital                                                   6.36      6.66        9.02       6.39       7.29
    Risk-based capital                                            16.55     24.27       29.24      19.27      18.29
  ASSET QUALITY RATIOS :
    Nonperforming loans / gross loans receivable(11)               1.06      0.56        1.10       1.25       3.28
    Nonperforming assets / total assets (12)                       1.17      0.33        0.63       1.04       1.69
    Net loan charge-offs / average loans                           0.40      0.31        0.58        .61        .04
    Allowance for estimated loan losses / gross loans
     receivable (11)                                               0.97      1.33        1.30       1.27       1.33
    Allowances for total estimated losses / nonperforming
     assets                                                       50.90     94.18      110.71      73.07      43.52
    Allowance for estimated loan losses / nonperforming
     loans                                                        91.63    235.75      118.11     101.75      40.66
  OTHER DATA:
    Number of deposit accounts                                  59,994     45,822      38,572     39,311     40,723
    Full service offices                                            19         15          12         12         12

-------------------------------------

(1)  Includes U.S.  Government and agency notes,  federal funds sold,  repurchase  agreements and  interest-earning accounts at the FHLB, which are included in cash and cash equivalents.
(2)  Includes net hedging  expense of $5.1 million,  $4.7 million,  $4.5 million and $3.2 million and $2.9 million, for the fiscal years ended, 1993, 1994, 1995, 1996, 1997 respectively.
(3)  Other  expense of $5.8 million  reported for the fiscal year ended 1994 was  primarily  due to a net loss from real estate operations of $1.6 million and the lower of cost or market adjustment for securities available for sale of $5.9  million.  Upon the  adoption  of SFAS No. 115,  the Bank  reclassified  certain  mortgage-backed securities previously classified as available for sale to a held to maturity classification.  As a result, the cumulative  effect of the  accounting  change as of June 30,  1994,  was to reverse  the  previously  recorded unrealized holding gains and losses on these securities, net of a tax effect of $2.4 million, of $3.4 million.
(4)  Fiscal 1997  includes  non-recurring  costs of $4.8  million for the SAIF  recapitalization  and $3.0  million associated with the termination of two retirement plans.
(5)  Asset quality  ratios and regulatory  capital  ratios are end of period  ratios.  With the exception of end of period  ratios,  all  ratios are based on average  monthly  balances  during  the  indicated  periods  and are annualized where appropriate.
(6)  Return on average assets is net earnings (loss) divided by average total assets.
(7)  Return on average equity is net earnings (loss) divided by average equity.
(8)  The interest rate spread represents the differences  between the average rate on  interest-earning  assets and the average rate on interest-bearing liabilities.
(9)  Represents net interest income before provision for estimated loan losses as a percentage of average interest-
     earning assets.
(10) For definitions and further information relating to the Bank's regulatory capital  requirements,  see "Item 1.
     Capital Requirements And Capital Categories."
(11) Includes all non-accrual loans, and loans delinquent 90 days or more, net of undisbursed loan funds.
(12) Nonperforming  assets consist of nonperforming  loans and foreclosed real estate before specific  reserves and valuation allowances. Excludes real estate held for investment.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND THE RESULTS OF OPERATIONS.


FORWARD LOOKING STATEMENTS

      Management's discussion and analysis is written to provide greater detail of the financial condition and the results of operations of the Company. This analysis should be read in conjunction with the audited financial statements contained within this report, including the notes thereto. Certain statements included or incorporated by reference in this Form 10-K, including without limitation statements containing the words "believes", "anticipates", "intends", "expects", "forecasts", and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward looking statements involve risk, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to materially differ from the future results, performance, or achievements expressed or implied by such forward looking statements. Factors which might cause such differences include but are not limited to economic conditions, competition, fluctuations in interest rates, credit quality, and government regulation. For additional information concerning these factors, see "Item 1. Business -- Factors That May Affect Future Results".

OVERVIEW

      HF Bancorp, Inc. is a savings & loan holding company. Its primary subsidiary, Hemet Federal Savings & Loan, is a federally chartered savings & loan which operates 19 branch offices in Riverside and northern San Diego counties. HFB was formed for the purposes of acquiring all of the stock of Hemet Federal Savings & Loan upon that company's conversion from a mutual to a stock form on June 30, 1995. HFB had no operations prior to June 30, 1995 and, accordingly, the results of operations prior to such date reflect only those of the Bank and its subsidiaries. The Company operates on a June 30 fiscal year.

      The Company reported a net loss of $2.5 million for the fiscal year ended June 30, 1997, as compared to net income of $1.9 million during the prior fiscal year. The decline in profitability primarily resulted from three factors:

1.    A one-time, $4.8 million  assessment by the FDIC to recapitalize the SAIF.

2. A non recurring $3.0 million charge to accrue expenses related to the termination of the Company's defined benefit pension plan and its non-qualified supplemental retirement restoration plan.

3. One time operating expenses associated with the integration of three branches purchased from Hawthorne Savings on June 21, 1996 and with the acquisition and assimilation of Palm Springs Savings Bank, with that transaction closing on September 27, 1996.

      SAIF Assessment. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act"). This legislation, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to increase the reserve ratio of the SAIF up to the federally mandated 1.25% of covered deposits. The FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996, but accrued during the Company's first fiscal quarter ending September 30. The pre tax charge to the Bank was $4.8 million, which is deductible for both federal income and state franchise taxes.

      The Funds Act also spread the financial obligations for the payment of the FICO bonds across all SAIF and BIF members, with BIF deposits assessed at 20.0% of the rate assessed against SAIF insured deposits. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act also specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings institutions exist as of that time.

      As a result of the Funds Act, the Bank's ongoing assessment rate for FDIC insurance declined from 23 basis points to 0 basis points, excluding assessments in support of the FICO bonds. At June 30, 1997, the Bank's assessable deposit base for FDIC insurance totaled $828.2 million. The annualized savings resulting from the Funds Act therefore equates to approximately $1.9 million pre-tax.

      Defined Benefit Pension Plan and Retirement Restoration Plan Terminations. In the quarter ended June 30, 1997, the Company's management and Board Of Directors determined to terminate two retirement plans. The defined benefit pension plan was a traditional pension program which provided employees with monthly retirement income based upon years of service and the employee's earnings during the sixty months prior to retirement. This is the type of defined benefit program which has been terminated by many companies, including many of the Company's competitors, over the past decade, in favor of defined contribution plans such as 401(k) programs. The Company's defined benefit pension plan cost the Company approximately $77,000 per year in administrative costs for actuarial, trust, and audit support services, plus the periodic benefit expense recognition for retirement payments as calculated under SFAS Number 87 - "Employers Accounting For Pensions". In contrast, defined contribution programs such as 401(k) plans can be provided at significantly lower administrative costs and are more portable than defined benefit plans.

      The retirement restoration plan was a non qualified supplemental plan designed to compensate certain highly salaried employees for the impact of the wage caps under ERISA, which are applicable to qualified plans such as the defined benefit pension plan.

      Other factors which influenced the Company's decision to terminate the retirement plans included:

o The existence of the qualified ESOP plan, which generated $708,000 in periodic expense recognition during the fiscal year ended June 30, 1997. The combined expense of the terminated plans in addition to the ESOP placed the Company's retirement benefits costs above peer institutions.

o The defined benefit pension plan investment assets had enjoyed significant returns during the past several years due to the rally in the capital markets. These returns had reduced the funding shortfall associated with a plan termination. Continuation of the defined benefit pension plan would also have exposed those assets to reductions in value if the bull market experienced throughout most of the 1990's reversed course.

o A significant number of employees from the Hawthorne Savings Bank and PSSB acquisitions would have entered the defined benefit pension plan on January 1, 1998, thereby increasing both the periodic expense recognition under SFAS Number 87 and the cost of terminating the plan at some future date.

      The Company's management estimates the first year expense savings from the two retirement plan terminations at approximately $400,000 -- a figure which would have increased in future periods if the Company continued to add employees and grant pay increases. In addition, the final cost associated with the termination of the two retirement plans will not be ascertained until all of the plan assets have been distributed and all regulatory approvals have been obtained. While the amount accrued represents management's best estimate of the total termination costs, various future events could produce an actual expense total either higher or lower than that accrued.

      Acquisition Integration Costs. In fiscal 1997, the Company incurred significant non recurring operating costs associated with the integration of the three branches purchased from Hawthorne Savings Bank and PSSB, which included four branches in the Coachella Valley. The one time costs included, but were not limited to, expenses for:

o     computer  systems  conversion   programming,   testing,  integration,  and
      balancing

o     printing costs for replacement checks for customers

o     the write off of PSSB assets not utilized in the continuing operation

o     overtime for staff involved in the integration and conversion efforts

o     telecommunications consulting, analysis, and design

      The Hawthorne Savings Bank branch acquisition provided the Company with 8,605 accounts representing $185.2 million in deposits and a significant presence in the northern San Diego County area. The PSSB acquisition brought the Company a strong presence in the Coachella Valley, a net loan portfolio of $160.7 million with a weighted average rate of 8.47%, and a $164.7 million deposit portfolio with a weighted average rate of 4.09%. Since the two acquisitions, a significant percentage of the Company's total revenues have been derived from the new markets, with the stronger property values and economic trends in those markets contributing to meaningful increases in loan production and average loan size, thereby bolstering the Company's operating efficiency.

Business Strategy
-----------------

      During fiscal 1997, the Company's management implemented several key strategies targeted at increasing long term shareholder returns while also enhancing the Company's involvement in and contributions to the communities it serves. The actions, which were also focused upon moving the Company forward in its mission to evolve into a high performing, premier community bank, included:

o The aforementioned acquisitions, which provided opportunities for the Company to prudently deploy some of its excess capital while also expanding into adjacent, and more vibrant, markets.

o The proliferation of some of the commercial banking products and services acquired via PSSB into the other 15 branches within the Company's network. These products and services included merchant bankcard, small business lending, and commercial demand deposit accounts.

o The extension of some of the historic Hemet Federal products and services into the new Coachella Valley branches; such as mutual fund and insurance product sales.

o The continued enhancement of the Company's management team and Board of Directors, which included the appointment of Richard S. Cupp as President, CEO, and Director of the Company and George P. Rutland as a Director in July, 1997. These individuals bring many years of successful commercial and community banking experience to the Company.

o     The aforementioned termination of the two retirement plans.

o A continued focus on the Company's efficiency ratio, with a series of efforts implemented to both enhance revenues and reduce operating costs. Examples of achievements in this regard during fiscal 1997 included expanded correspondent banking relationships with concomitant reductions in item processing costs and lost float, more sophisticated liquidity and cash management, renegotiated third party contracts, and replacement of under performing and higher cost vendors.

o Aggressive management of the Bank's portfolio of troubled assets, leading to expanded sales of foreclosed real estate in fiscal 1997.

      The Company intends to implement additional steps to improve its financial performance during the upcoming fiscal year while continuing the long term strategy outlined above. Actions under consideration include alternative delivery channels, increased secondary market activity, enhanced capital utilization, product repricing, new services, and further modifications of the Company's compensation and benefit programs. However, there can be no assurance that any of such steps will be implemented, or if implemented, whether such implementation will improve the Company's financial performance.

ANALYSIS OF THE RESULTS OF OPERATIONS


OVERVIEW

      The Company reported a net loss of $2.5 million for the fiscal year ended June 30, 1997, compared to net earnings of $1.9 million during fiscal 1996 and a net loss of $0.7 million during fiscal 1995. The decline in profitability during the most recent fiscal year stemmed from the significant, non recurring events described above. Excluding the charge for the SAIF recapitalization and the accrued expenses associated with the termination of the retirement plans, the Company earned $2.0 million, or $0.35 per share in fiscal 1997, an increase from earnings per share of $0.33 in fiscal 1996.

      Earnings in fiscal 1997 were also impacted by the initial amortization of the intangible assets (See "Item 7. Analysis Of Financial Condition -- Intangible Assets") created in conjunction with the Hawthorne Savings Bank branch purchase and the PSSB acquisition. A total of $2.0 million in amortization expense associated with intangible assets was recorded in fiscal 1997. Net income excluding the SAIF recapitalization charge, the expenses for the retirement plan terminations, and the amortization of intangible assets, analytically referred to as normalized tangible earnings, would have totaled $3.2 million -- a significant improvement over prior fiscal year results.


NET INTEREST INCOME

      Net interest income is the net result of:

 1) interest earned on loans, mortgage backed securities, and investment securities (collectively "interest earning assets")

 2) interest paid on deposits and borrowings (collectively "interest bearing liabilities")

 3) net hedging income or expense resulting from various off balance sheet positions

      Net interest income is the single largest source of Company earnings, consistent with the Company's role as a financial intermediary.

      Net interest income is primarily affected by:

a. the average volume, cash flow frequency, and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities

b. the absolute and relative levels and volatility of general market interest rates

c.    the amount of non accruing loans and net non earning assets

d.    the interest rate spread between the yields earned and the rates paid

      For the year ended June 30, 1997, net interest income totaled $22.4 million, representing an increase of $6.1 million, or 37.7%, from $16.3 million during fiscal 1996. Net interest income in fiscal 1995 totaled $11.6 million. As detailed in the tables which follow, the significant expansions in net interest income achieved over the past two fiscal years primarily resulted from:

o the Company's conversion to a public company at June 30, 1995, and the subsequent deployment of the $51.1 million in capital raised

o     the  purchase of the Hawthorne Savings Bank branches in northern San Diego
      County

o     the acquisition of Palm Springs Savings Bank

o the gradual migration of the balance sheet towards one more representative of a community bank, combined with an expansion in the ratio of average loans to average deposits from 43.0% in fiscal 1995 to 52.1% in fiscal 1997

o A significant reduction in net hedging expense, as the Company shifted its focus from purchasing securities hedged by off balance sheet positions to serving the household and small business needs of the communities in which it operates

      Over the past three fiscal years, the Company's net interest margin on average interest earning assets expanded from 2.02% in fiscal 1995 to 2.37% in fiscal 1996 to 2.50% in fiscal 1997. Reported net interest income in future periods will be favorably impacted by the conclusion of the amortization periods associated with losses on terminated interest rate swaps (See "Item 7. Off Balance Sheet"). Management intends to continue the Company's emphasis upon serving its communities, thereby attempting to further improve the Company's ratio of loans to deposits, which had climbed to 57.7% at June 30, 1997. Net interest income in future periods will also be favorably impacted by the Company's success in providing expanded transaction account services to the households and small businesses located in its market areas. However, there can be no assurances that the Company will achieve future increases in its ratio of loans to deposits, or in its amount of transaction related deposit accounts.

      The following table presents the average rate earned upon each category of earning assets, the average rate paid for each category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the years indicated.



                                                                                  (Dollars In Thousands)

                                   -------------------------------  --------------------------------  ------------------------------
                                       Year Ended June 30, 1997          Year Ended June 30,1996         Year Ended June 30, 1995
                                   -------------------------------  --------------------------------  ------------------------------
                                      Average              Average     Average              Average     Average              Average
                                      Balance   Interest      Rate     Balance   Interest      Rate     Balance   Interest      Rate
                                      -------   -------       ----     -------   --------      ----     -------   --------      ----
ASSETS:
 Interest earning assets:
   Real estate loans, net(1)         $393,622    $31,281     7.95%    $206,361    $17,111     8.29%    $198,546    $15,755     7.94%
   Non real  estate loans, net(1)      10,768      1,126    10.46%       5,001        537    10.74%       5,745        590    10.27%
   Mortgage backed securities(2)      250,379     16,969     6.78%     274,617     19,113     6.96%     277,232     18,191     6.56%
   CMO's(3)                            36,545      2,335     6.39%      43,075      2,905     6.74%      48,495      3,217     6.63%
   FHLB stock                           5,651        363     6.42%       5,394        299     5.54%       4,152        219     5.27%
   Other interest earning assets(4)   200,659     14,448     7.20%     153,744     10,390     6.76%      40,856      2,452     6.00%
                                      -------     ------     -----     -------     ------     -----      ------      -----     -----
 Total interest earning assets        897,624     66,522     7.41%     688,192     50,355     7.32%     575,026     40,424     7.03%
 Non interest earning assets           57,048                           26,970                           22,204
                                       ------                           ------                           ------
TOTAL ASSETS                          954,672                          715,162                          597,230

LIABILITIES & EQUITY:
 Interest bearing liabilities:
   Deposit accounts                   775,490     38,083     4.91%     487,040     23,781     4.88%     474,947     20,628     4.34%
   Net hedging expense(5)                          2,872                            3,192                            4,526
   Borrowings(6)                       60,769      3,129     5.15%     123,587      7,086     5.73%      70,000      3,641     5.20%
                                       ------      -----     -----     -------      -----     ----       ------      -----     -----
 Total interest bearing liabilities   836,259     44,084     5.27%     610,627     34,059     5.58%     544,947     28,795     5.28%
 Non interest bearing liabilities      37,524                           17,732                            9,638
                                       ------                           ------                            -----
Total Liabilities                     873,783                          628,359                          554,585
Equity                                 80,889                           86,803                           42,645
                                      -------                          -------                           ------
TOTAL LIABILITIES & EQUITY            954,672                          715,162                          597,230

Net interest income                               22,438                           16,296                           11,629
Interest rate spread(7)                                      2.14%                            1.74%                            1.75%
Net interest earning assets            61,365                           77,565                           30,079
Net interest margin(8)                              2.50%                           2.37%                            2.02%
Net interest income / average total                 2.35%                           2.28%                            1.95%
assets
Interest earning assets / interest       1.07                             1.13                             1.06
bearing liabilities


-----------------------------

Average balances in the above table were calculated using month end figures.
(1)In computing the average balance of loans, non accrual loans have been included.
(2)Includes both mortgage backed securities available for sale and held to maturity.
(3)Includes both CMO's available for sale and held to maturity.
(4)Includes federal funds sold, banker's acceptances, commercial paper, interest earning deposit accounts, and us government and agency obligations.
(5)Represents the net expense of hedging activities from interest rate swaps, caps, and floors, both active and terminated.
(6)Includes advances from the FHLB, reverse repurchase agreements, federal funds purchased, and dollar reverse repurchase agreements.
(7)Interest rate spread represents the difference between the average rate on interest earning assets and the average rate on interest bearing liabilities.
(8)Net interest margin equals net interest income before provision for estimated losses divided by average interest earning assets.


      The following table presents a comparison of interest income and interest expense resulting from changes in the volume and rates on average interest earning assets and average interest bearing liabilities for the years indicated. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior fiscal year average interest rate. The changes in interest income or interest expense attributable to changes in interest rates are calculated by multiplying the change in interest rate by the prior fiscal year average volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and changes in interest rate are calculated by multiplying the change in rate times the change in volume.


                                -------------------------------------------------   -------------------------------------------
                                           Year Ended June 30, 1997                            Year Ended June 30, 1996
                                                  Compared To                                        Compared To
                                           Year Ended June 30, 1996                            Year Ended June 30, 1995
                                -------------------------------------------------   -------------------------------------------

                                                                       (Dollars In Thousands)

                                        Increase (Decrease) Due To:                         Increase (Decrease) Due To:
                                -------------------------------------------------   -------------------------------------------
                                                            Volume/                                       Volume/
                                      Volume      Rate       Rate        Net           Volume     Rate     Rate       Net
                                      ------      ----       ----        ---           ------     ----     ----       ---

INTEREST INCOME:
   Real estate loans, net            $15,528     $(712)     $(646)     $14,170          $620       $709     $28     $1,357
   Non real estate loans, net            619       (14)       (16)         589           (76)        27      (3)       (52)
   Mortgage backed securities(1)      (1,685)     (503)        44       (2,144)         (172)     1,103     (10)       921
   CMO's                                (441)     (152)        23         (570)         (360)        53      (6)      (313)
   FHLB Stock                             14        48          2           64            66         11       3         80
   Other interest earning assets       3,171       680        207        4,058         6,776        309     853      7,938
                                       ------      ----       ----       ------        ------       ----    ----     ------
TOTAL INTEREST INCOME                 17,206      (653)      (386)      16,167         6,854      2,212     865      9,931

INTEREST EXPENSE:
   Deposit accounts                   14,085       136         81       14,302           525      2,565      65      3,155
   Net hedging expense                     0      (320)         0         (320)            0     (1,334)      0     (1,334)
   Borrowings                         (3,601)     (723)       367       (3,957)        2,787        373     283      3,443
                                      -------     -----       ----      -------        ------      -----    ---      ------
TOTAL INTEREST EXPENSE                10,484      (907)       448       10,025         3,312      1,604     348      5,264

CHANGE IN NET INTEREST INCOME          $6,722      $254      $(834)      $6,142        $3,542       $608    $517     $4,667
                                      -------     -----     ------      -------       -------      -----   -----    ------



------------------------------

(1) Includes mortgage backed securities  classified as both  held  to  maturity  and  available  for  sale.


ASSET / LIABILITY MANAGEMENT

      Asset / liability management is often referred to as the management of "interest rate risk" ("IRR"). Interest rate risk and credit risk typically constitute the two greatest exposure factors for financial institutions. The objective of IRR management is to maximize the net income of the Company while controlling the volatility of both net income and net portfolio value. Financial institutions are exposed to various types and sources of interest rate risk, including:

Repricing Risk. This occurs when assets and liabilities reprice at different times and / or at different magnitudes.

Basis Risk. This risk stems from the divergent movement of various indices (e.g. LIBOR, 1 Year CMT) underlying the repricing of a firm's assets and Liabilities.

Option Risk. This risk arises from the implicit options embedded in many financial products, such as a mortgage borrower's ability to refinance his loan when general market interest rates decline.

      IRR management focuses upon decisions to control or accept interest rate risk based on an understanding of the probabilities associated with the occurrence of various future scenarios. Stated another way, IRR management encompasses the evaluation of the likely additional return associated with an incremental change in the IRR profile of the institution. As with credit risk, the complete elimination of interest rate risk would curtail the Company's profitability, as the Company earns its returns, in part, through effective risk management. On the other hand, excessive interest rate risk would expose the Company to potentially significant volatility in net income and market value, and possible regulatory response under safety and soundness considerations.

      The Company monitors its interest rate risk through an internal simulation model, various management reports, and the OTS Net Portfolio Value Model. The Company employs a variety of tools to control its aggregate interest rate risk exposure, including both on and off balance sheet instruments (See "Item 7. Management's Discussion And Analysis -- Off Balance Sheet"). Consistent with the static gap table displayed below, throughout fiscal 1997, the Company maintained a net liability sensitive position. This means that, in aggregate, the Company's sources of funding repriced faster and / or of a greater magnitude than the Company's assets. This net liability sensitive position translates into expanded net interest income and average interest margins during periods of declining market interest rates. Conversely, this position presents the likelihood of constrained net interest income and average spreads during rising rate environments.

      The following table presents the maturity and rate sensitivity of the Company's interest earning assets and interest bearing liabilities as of June 30, 1997. The "static gap" figures, as reflected in the following table, present the estimated difference between the amount of interest earning assets and interest bearing liabilities repricing during future periods, adjusted for interest rate swaps. Amounts are included in the table based upon contractual repricing.



                                                                                  At June 30, 1997
                                          ----------------------------------------------------------------------------------------
                                            3 Months    4 Through    13 Through    37 Through   61 Through     More Than
                                             Or Less    12 Months     36 Months     60 Months   120 Months    120 Months    Total
                                             -------    ---------     ---------     ---------   ----------    ----------    -----

                                                                    (Dollars In Thousands)
INTEREST EARNING ASSETS: (1)
   Loans Held For Sale                            0             0             0             0             0         335         335
   Fixed Rate Residential Loans                   6           219         1,310         1,796         9,953     112,976     126,260
   Adjustable Rate Residential Loans         69,467       107,129        28,121         9,838         9,272           0     223,827
   Fixed Rate Multifamily Loans                   0             0            18           137           650       2,126       2,931
   Adjustable Rate Multifamily Loans          8,862         9,292         2,866           147           825           0      21,992
   Fixed Rate Commercial RE Loans             1,280            13           655         1,579           995         196       4,718
   Adjustable Rate Commercial RE Loans       22,004        32,310         2,543         1,324             0           0      58,181
   Fixed Rate Construction Loans                185           304             0             0             0      11,068      11,557
   Adjustable Rate Construction Loans         4,732           243             0             0             0           0       4,975
   Fixed Rate Land / Lot Loans                  114           484           605           447           120         712       2,482
   Adjustable Rate Land / Lot Loans           6,969         4,207             0             0             0           0      11,176
   HELOCs                                     3,672             0             0             0             0           0       3,672
   Adjustable Rate Mobile Home Loans            291           396             0             0             0           0         687
   Fixed Rate Consumer Loans                    723           495           358           580         1,128       2,298       5,582
   Adjustable Rate Commerciial Loans          5,524           333             0             0             0           0       5,857
   Fixed Rate CMO's                               0             0             0             0             0       5,985       5,985
   Adjustable Rate CMO's                     27,321             0             0             0             0           0      27,321
   Fixed Rate MBS                               144             0        14,223        14,204         1,158      73,833     103,562
   Adjustable Rate MBS                       30,153       127,147             0             0             0           0     157,300
   Fixed Rate Agency Debentures                   0             0         2,988             0        20,916     114,581     138,485
   FHLB Stock                                 6,224             0             0             0             0           0       6,224
   Interest Bearing Cash Equivalents          4,510             0             0             0             0           0       4,510
                                              ------            --            --            --            --          --      ------
NET INTEREST EARNING ASSETS                 192,181       282,572        53,687        30,052        45,017     324,110     927,619

INTEREST BEARING LIABILITIES:
   NOW Accounts                              42,916             0             0             0             0           0      42,916
   Savings Accounts                         111,742             0             0             0             0           0     111,742
   Money Market Accounts                     38,620             0             0             0             0           0      38,620
   Certificate Of Deposit                   157,846       314,150       122,153        18,026         3,347           0     615,522
   FHLB Advances                                  0             0        50,000             0             0           0      50,000
                                                  --            --       -------            --            --          --     -------
TOTAL INTEREST BEARING LIABILITIES          351,124       314,150       172,153        18,026         3,347           0     858,800

Impact Of Interest Rate Swaps               (35,000)            0        35,000             0             0           0           0

INTEREST BEARING LIABILITIES ADJUSTED
   FOR INTEREST RATE SWAPS                  316,124       314,150       207,153        18,026         3,347           0     858,800

Periodic Repricing Gap                     (123,943)      (31,578)     (153,466)       12,026        41,670     324,110      68,819
Cumulative Repricing Gap                   (123,943)     (155,521)     (308,987)     (296,961)     (255,291)     68,819
Periodic Repricing Gap As A Percent Of
   Interest Earning Assets                   -13.36%        -3.40%       -16.54%         1.30%         4.49%      34.94%
Cumulative Repricing Gap As A Percent Of
   Interest Earning Assets                   -13.36%       -16.77%       -33.31%       -32.01%       -27.52%       7.42%

(1) Assets are presented net of premiums, discounts, and undisbursed funds.  Loan balances exclude non accrual loans.



      Static gap analysis such as that presented on the prior page provides only a limited, point in time view of the Company's interest rate sensitivity. The static gap analysis also does not reflect factors such as the magnitude (versus the timing) of future interest rate changes and asset prepayments, which are material to the Company's cash flows due to its significant balance of mortgage related assets. The actual impact of interest rate changes upon the Company's net income and net portfolio value may differ from that implied by any static gap measurement. In addition, the Company's net interest income and net portfolio value under various future interest rate scenarios are affected by multiple other factors not embodied in a static gap analysis, including competition, changes in the shape of the Treasury yield curve, divergent movement among various interest rate indices, and the speed with which interest rates change.

      Another means of identifying and quantifying interest rate risk is via the use of a computer simulation model that employs various mathematical techniques and business assumptions to value a company's financial position under current and multiple potential economic scenarios. The Company utilizes one such model internally, and compares its results to the interest rate risk management reports provided via the OTS Net Portfolio Value Model. Net portfolio value refers to the estimated liquidation value of the Company's financial positions, both on and off balance sheet, and therefore is not necessarily indicative of the value of the Company as a going concern. The information presented in the following table results from a lengthy series of assumptions about current and future economic, behavioral, and financial factors, including many factors over which the Company has no control. These assumptions include, but are not limited to, prepayment rates on various loan portfolios ranging from 0% to 33%, prepayment rates on various mortgage related securities ranging from 6% to 30%, and a continuation of Treasury rates as of June 30, 1997 under the "Constant Interest Rate" scenario. Because of the inherent uncertainty regarding the accuracy of the assumptions utilized in both current and future periods, management can provide no assurance that the valuations presented in the following table are representative of what might actually be obtainable.



       Estimated Net Portfolio Value Of HF Bancorp, Inc. At June 30, 1997
       ------------------------------------------------------------------

                                   -----------------------------------------
(Dollars In Thousands)                 Estimated Net Portfolio Value
                                   -----------------------------------------
                        Financial        Minus 2%     Constant       Plus 2%
                        Statement        Parallel     Interest      Parallel
                            Value      Rate Shock        Rates    Rate Shock
                            -----      ----------        -----    ----------
Assets                    984,749       1,012,893      980,144       919,278
Liabilities               903,722         904,861      882,603       861,192
Off Balance Sheet               0          (2,497)      (1,470)         (433)

Net Portfolio Value        81,027         105,535       96,071        57,653



      A significant portion of the estimated increase in the net portfolio value of the Company over its book value at June 30, 1997 derives from the Bank's portfolio of low cost core deposits and from its portfolios of adjustable rate loans and securities, which were generally in high investor demand at June 30, 1997. Conversely, the Company's portfolios of fixed rate mortgage backed securities and callable Agency debentures presented estimated market values below historical book values.

      The above results of the computer modeling are directionally consistent with those indicated by the static gap table and the OTS Net Portfolio Value Model. The Company is exposed to increases in general market interest rates (and benefits from declines in general market interest rates) primarily due to its portfolios of longer term, fixed rate, Agency callable securities, customer residential mortgages, and mortgage backed securities, for which the Company did not maintain a like amount of match funding at June 30, 1997. The results of the computer modeling also highlight the impact of the embedded options present in many of the Company's mortgage related portfolios, whereby the portfolios' amount of increase in value in declining rate environments is less than the amount of reduction in value in rising rate environments due to the ability and tendency of borrowers to refinance their loans, often without penalty, when general market interest rates fall.

      During the year ending June 30, 1997, the Company took a number of steps to reduce its sensitivity to increases in general market interest rates, including:

o the sale of $34.0 million in long term, fixed rate mortgage backed securities

o     the development and marketing of additional core deposit products

o the sale of a portion of fixed rate residential loan originations into the secondary market

o the adoption of a loan origination program which encourages the generation of adjustable rate mortgages through favorable pricing to the consumer combined with incentives to the Company's sales force

o the introduction of new Prime Rate based adjustable rate loan lending products, including three different home equity lines of credit

o the focus of secondary market loan and security purchases upon adjustable rate assets, or fixed rate assets with limited remaining lives

PROVISION FOR ESTIMATED LOAN LOSSES

      Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for credit losses by charging a provision for estimated credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. The Company's allowance for credit losses is maintained at a level considered by management to be adequate to provide for estimated losses inherent in the existing portfolio, including commitments under commercial and standby letters of credit.

      In evaluating the adequacy of the allowance for credit losses, management estimates the amount of potential loss for each loan that has been identified as having greater than standard credit risk, including loans identified as nonperforming. Loss estimates also consider the borrower's financial data and the current valuation of collateral when appropriate. In addition to the allowance for specific problem credits, an allowance is further allocated for all loans in the portfolio based on the risk characteristics of particular categories of loans including historical loss experience in the portfolio. Additional allowance is allocated on the basis of credit risk concentrations in the portfolio and contingent obligations under off-balance sheet commercial and standby letters of credit.

      The Company's provision for estimated loan losses declined 63.6% from $1.1 million in fiscal 1996 to $384,000 in fiscal 1997, after totalling $1.2 million in fiscal 1995. The fiscal 1997 reduction stemmed primarily from the following factors:

o a cessation in the decline in real estate values in the Company's primary lending markets, with some markets demonstrating price appreciation during the most recent fiscal year

o     $77,000 in recoveries of prior charge-offs

o in excess of 70.0% of the Company's loan portfolio consisting of residential mortgages at June 30, 1997. The Company has enjoyed a relatively favorable credit experience with home loans

o only 2.2% of the Company's loan portfolio at June 30, 1997 was composed of credits that were either unsecured or secured by collateral other than real estate or deposit accounts

o a continuing reduction in total classified assets commencing in the second quarter of fiscal 1997 (see "Credit Quality")

      Loan loss provisions in future fiscal years may be higher than those recorded in fiscal 1997 if the Company succeeds in its strategic plan of expanding the loan portfolio in order to better serve the communities in which it operates and in order to better utilize the Company's capital position. The potential increase in future loan loss provisions may, however, be offset by the enhanced asset yields obtained via servicing household and small business credit needs.

OTHER INCOME / EXPENSE

      Other income has three major components:

1. non interest income from ongoing operations, such as savings fees, loan servicing income, and commissions earned from the sale of mutual funds and insurance related products

2. income and expenses associated with foreclosed real estate and real estate held for investment, including provision for real estate losses, rental income from foreclosed properties while such are being marketed for sale, and operating costs for real estate including insurance, maintenance, and real property taxes

3. gains and losses on sales of loan servicing, securities, and other assets and liabilities

      Non interest income from loan operating fees increased from $199,000 during fiscal 1995 and $193,000 during fiscal 1996 to $359,000 during fiscal 1997 due to the impact of the two major acquisitions and the significant expansion in the Company's loan portfolio. Savings Fee income also increased significantly, from $613,000 in fiscal 1995 and $620,000 in fiscal 1996 to $1.4 million in fiscal 1997, due to the volume of deposit accounts added via the two acquisitions and because of the Company's successful marketing for additional deposit transaction accounts. In addition, the Company has benefitted from the closure of Riverside County branches by major commercial banks.

      The Company's loss from real estate operations declined 37.8%, from $498,000 in fiscal 1996 to $310,000 in fiscal 1997, as real estate values in the Company's primary market areas had generally bottomed, and in some cases commenced improving, by the 1997 fiscal year. The current fiscal year's results also compare favorably to the $747,000 loss from real estate operations reported in fiscal 1995. For information concerning the Company's real estate development results, see "Subsidiary Activities", below.

      Net gains on the sale of securities designated as available for sale increased from zero in fiscal 1996 to $1.0 million in fiscal 1997, as the Company partially restructured its balance sheet to improve capital utilization, eliminate all mutual fund investments, and reduce interest rate risk (See "Item
7. Management's Discussion & Analysis - Asset / Liability Management").

      Net gains on loans held for sale rose from zero in fiscal 1995 and fiscal 1996 to $39,000 in fiscal 1997, as in fiscal 1997 the Company commenced selling a portion of its residential fixed rate loan production into the secondary markets in order to manage interest rate risk.

      In fiscal 1997, the Company commenced the amortization of the core deposit intangibles generated as a result of the two acquisitions. A total of $2.0 million in core deposit intangible amortization was recorded in fiscal 1997, including twelve months of amortization for the core deposit intangible associated with the northern San Diego County branch purchases and nine months of amortization for the core deposit intangible associated with the PSSB acquisition.

SUBSIDIARY ACTIVITIES

      First Hemet Corporation is a wholly owned subsidiary of HF Financial Corporation, in turn a wholly owned subsidiary of the Bank. First Hemet Corporation provides trustee services for the Bank, is engaged in real estate development, and receives commissions from the sale of mortgage life insurance, fire insurance and annuities. For the fiscal years ended June 30, 1997, 1996, and 1995, First Hemet Corporation had $1.1 million, $2.5 million, and $3.2 million in total assets, respectively.

      At June 30, 1997, First Hemet Corporation maintained the following real estate development assets:

      Vista Bonita. This is a 15 residential lot subdivision located in Hemet, California, which First Hemet Corporation is seeking to sell on a bulk basis. At June 30, 1997, First Hemet Corporation's net investment in this property was $269,000, which has been reduced by a valuation allowance of $288,000.

      Mayberry Estates. This real estate investment consists of six one-half acre residential lots located in Hemet, California. First Hemet Corporation is actively marketing the property for bulk sale. At June 30, 1997, First Hemet Corporation's net investment in this project was $149,000, which has been reduced by a valuation allowance of $290,000.

      Because of First Hemet Corporation's real estate development activities, OTS regulations require the Bank to deduct from regulatory capital its investment in First Hemet Corporation, which at June 30, 1997 amounted to $1.0 million. Following the sale of the above two real estate investments, the Company intends to discontinue real estate development activities for the foreseeable future.


GENERAL & ADMINISTRATIVE EXPENSES

      General & administrative expenses excluding the SAIF special assessment and the costs associated with the defined benefit and retirement restoration plan terminations increased 49.9% from $12.9 million in fiscal 1996 to $19.4 million in fiscal 1997, after rising $1.3 million between fiscal 1995 and fiscal 1996. The significant increase in fiscal 1997 stemmed from two sets of factors:

1. The many non recurring operating costs borne by the Company to integrate the two acquisitions, including data processing conversion expenses, check printing costs, and the write-off of acquired assets not utilized in the ongoing business of the Company

2. the ongoing costs of operating nineteen branches, a headquarters facility, and a stand alone loan center, versus twelve branches and a headquarters facility, as a result of the two acquisitions and the significant expansion in credit originations generated by the Company over the most recent fiscal year

      Salaries and related expenses constitute the greatest portion of the Company's general & administrative expenses. During fiscal 1997, salaries and employee benefits costs (excluding the termination costs for the two retirement plans) rose to $9.4 million from $6.8 million in fiscal 1996 and $5.8 million in fiscal 1995. While this increase in cost has primarily resulted from the growth of the Company, management has taken the following steps to control salaries and benefits costs in future fiscal years:

o the aforementioned termination of the defined benefit pension plan and the retirement restoration plan

o a requirement that employees pay a greater percentage of their medical insurance costs

o the elimination of redundant positions during fiscal 1997 following the integration of PSSB with the Company

      Occupancy and equipment expenses were relatively constant in fiscal 1995 and 1996 at $2.0 million. These expenses increased to $3.4 million in fiscal 1997 due to the addition of seven full service branches and the establishment of the Loan Center. Similarly, data processing costs increased from $794,000 in fiscal 1995 to $832,000 in fiscal 1996 before rising significantly to $1.6 million in fiscal 1997, as the Company's volume of customer deposit accounts alone expanded from less than 39,000 at June 30, 1995 to nearly 60,000 at June 30, 1997.

      Management remains intently focused upon controlling general & administrative expenses, as highlighted by the termination of the two retirement plans as of June 30, 1997. In the coming fiscal year, management intends to pursue other initiatives aimed at reducing the Company's efficiency ratio to a level more in line with its peer institutions. These initiatives include, but are not limited to, alterations in the Company's delivery of products and services, further modifications to benefits plans, a transition to a greater reliance upon incentive based compensation, and outsourcing functions currently performed internally. However, there can be no assurance that the Company will be able to implement these initiatives or, if implemented, that they will have the desired effect of significantly reducing general & administrative expenses.


INCOME TAXES

      The Company's nominal combined federal and state tax rate is approximately 41.3%. Differences between this rate and the effective tax rate for each fiscal year arise from:

o certain operating expenses for which there is limited federal and / or state tax deductibility

o     revisions to tax expenses recognized for prior fiscal years

o adjustments to valuation allowances associated with deferred tax assets under SFAS Number 109

See  "Note  12  of  the  Consolidated   Financial   Statements"  for  additional
information.

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

      The Company reported total assets of $984.7 million at June 30, 1997. This represented an increase of $157.8 million, or 19.1%, from total assets of $826.9 million at June 30, 1996. During fiscal 1996, total assets increased $160.9 million, or 24.2%, from total assets of $666.1 million at June 30, 1995. The increase in total assets in fiscal 1997 was largely generated by the PSSB acquisition, while the rise in total assets in fiscal 1996 primarily resulted from the purchase of the three branches from Hawthorne Savings Bank.

      The overall composition of the Company's assets changed significantly in fiscal 1997, with a reduction of the excess liquidity present at the conclusion of the prior fiscal year, a significant increase in the loan portfolio resulting from both enhanced origination volume and expanded loan purchases, and a migration in the securities portfolio to more interest rate sensitive investments. On the liability side of the balance sheet, the evolution toward more transaction accounts continued within the deposit portfolio. These aggregate balance sheet changes were reflective of the Company's strategic plan of developing into one of Southern California's premier community banks.


SECURITIES PORTFOLIO

      The Company maintains a portfolio of investment securities in order to serve as a source of liquidity, to generate income (primarily net interest income), and to contribute to the management of interest rate risk. Note 3 and
Note 4 of the Consolidated Financial Statements included in this Form 10-K set forth information concerning the composition, estimated fair value, and maturity distribution of the securities portfolio at June 30, 1997 and 1996.

      At June 30, 1997, securities totaled $432.7 million, down 7.4% from $467.4 million at June 30, 1996, as in fiscal 1997 the Company worked to redirect cash flows from the security portfolio into customer loans in order to bolster net interest income, serve the Company's expanded market area, and better utilize the Bank's strong risk based capital position.

      General trends in the security portfolio during fiscal 1997 included the focus of new purchases on adjustable rate securities or securities with limited durations, such as seasoned Agency fixed rate balloon securities, where the then outstanding entire principal balance is payable at a given date one or more years in the future. This focus for new purchases was complemented by the sale of longer term fixed rate instruments, the liquidation of all of the Company's mutual fund investments, and the sale of all of the Company's Treasury securities. The focus upon more interest rate sensitive securities resulted from the Company's aggregate interest rate risk profile, which was a net liability sensitive position throughout the 1997 fiscal year. The Treasury securities represented a less advantageous investment than other alternatives given their relatively low yields, the Bank's high liquidity, and the Bank's strong risk based capital position.

      The securities portfolio at June 30, 1997 included three significant concentrations:

1. $138.5 million in callable Agency bonds. These securities are fixed rate, and present the issuer with the option to prepay the debentures at various points in time or on various periodic cycles (e.g. quarterly). The issuer would typically prepay the bonds when current market interest rates for bonds with similar remaining terms fall below the cost of the Company's securities. Therefore, in purchasing these securities, the Company obtained comparatively higher interest rates in exchange for forfeiting any significant capital appreciation above par in the event general market interest rates decline.

2. $123.6 million in GNMA adjustable rate mortgage backed securities. These securities reprice annually based upon a margin over the One Year Treasury Constant Maturities Index as published by the Federal Reserve. The Company has attempted to relatively uniformly distribute the annual repricing dates of these securities in order to avoid exposure to interest rate movements at any one point in time.

3. $72.6 million in FNMA fixed rate, thirty year mortgage backed securities with a weighted average coupon rate of 6.51% and a weighted average remaining maturity of 320 months carried in the held to maturity portfolio.

      Substantially all of the Company's securities other than the callable debentures consist of securities backed by mortgages. The cash flows, total return, and final maturities associated with mortgage backed securities can be significantly impacted by the speed at which the underlying mortgages prepay. Mortgages tend to repay faster as interest rates fall, and slower as interest rates rise. As a result, the Company may be subject to "prepayment risk" resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Company may be subject to "extension risk" resulting in lower cash flows being available for reinvestment at a time when available yields are higher. While the Company undertakes efforts to diversify these risks, such as by purchasing multiple pools of securities with different coupons and interest rate reset dates, the Company remains exposed to volatility in the fair market value, net interest income, and total returns stemming from its mortgage backed securities.

      The Company intends to concentrate future securities purchases upon adjustable rate and low duration securities as part of its interest rate risk management program. While such securities may often present lower initial yields than are available via longer term, fixed rate instruments, the Company's management believes that shareholder value is best maximized over time by effectively managing interest rate risk. However, there can be no assurance that an adequate supply of adjustable rate and low duration securities at acceptable prices will be available to the Company in future periods.

LOANS

      At June 30, 1997, the Company reported total net loans receivable of $484.3 million. This represented an increase of $259.1 million, or 115.1%, over $225.2 million in net loans receivable at June 30, 1996. In conjunction with the PSSB acquisition, $160.7 million in net loans were added in fiscal 1997. The Company's loan originations have increased quite significantly over the past several years, from $19.3 million in fiscal 1995 to $38.8 million in fiscal 1996 to $135.0 million in fiscal 1997. This increase in originations has stemmed from the rebuilding of the Company's retail (via internal offices) and wholesale (via mortgage brokers) loan production networks. In addition, loan purchases expanded from $0.2 million in fiscal 1995 to $13.9 million in fiscal 1996 to $53.6 million in fiscal 1997, as the Company's management moved to better deploy the Bank's strong risk based capital position.

      The following table presents the Company's loan related activity during the fiscal years indicated.



                                       Fiscal        Fiscal        Fiscal        Fiscal        Fiscal
                                         1997          1996          1995          1994          1993
                                         ----          ----          ----          ----          ----

                                                         (Dollars In Thousands)

Beginning Balance                    $236,383      $210,791      $215,645      $241,618      $242,366

Originations                          134,988        38,820        19,321        40,440        57,981
Purchases                              53,637        13,892           207           513           100
PSSB Acquisition                      175,603             0             0             0             0
Sales                                  (4,674)            0             0        (9,789)            0
Transfers To Foreclosed Real Estate    (7,048)       (1,931)       (1,946)       (5,582)       (2,585)
Loans Held For Sale                      (335)            0             0             0             0
Principal Repayments                  (82,222)      (25,189)      (22,436)      (51,555)      (56,244)

Ending Balance                       $506,332      $236,383      $210,791      $215,645      $241,618


      The Company's residential loan origination operation has emphasized the production of adjustable rate mortgages over the past year via more aggressive pricing, higher loan agent commissions versus fixed rate loans, and augmented marketing support. The Company has focused upon adjustable rate mortgage originations and purchases in order to reduce its aggregate exposure to increases in general market interest rates (See "Item 7. Analysis Of The Results Of Operations -- Asset / Liability Management"). For the same reason, the Company commenced selling a portion of its residential fixed rate loan production during fiscal 1997.

      Principal repayments in fiscal 1997 were inflated by:

o the Company's experience with a $12.5 million pool of adjustable rate, residential, single family mortgages purchased in September, 1996. By June 30, 1997, all but $2.7 million of the pool's principal balance had been repaid. The Company has ceased purchasing loans from both the originator and the broker of this loan pool.

o periods of relatively low interest rates, which encouraged customers to refinance their mortgages into loans presenting reduced interest rates

o the repayment of a significant volume of construction loans, as the projects financed by the Company were completed

      The following table sets forth the Company's allowances for estimated loan losses at the dates indicated.


                                                       AT OR FOR THE YEAR ENDED JUNE 30,
                                              -----------------------------------------------
                                                1997      1996     1995      1994      1993
                                                ----      ----     ----      ----      ----
                                                           (DOLLARS IN THOUSANDS)

Allowance for estimated loan losses:
  Balance at beginning of period...........   $3,068    $2,694    $2,682    $3,157    $1,339
   Net Charge-offs:
   One- to-four-family.....................     (865)     (320)      (46)      (36)      (10)
   Multi-family............................      (26)       --        --        --        --
   Commercial real estate..................     (130)     (304)     (636)   (1,062)      (56)
   Construction............................     (217)      (10)       --        --        --
   Acquisition, development and land.......     (210)      (20)     (394)     (188)      (21)
   Loans reclassified to oreo (1)               (149)       --        --        --        --
   Consumer................................      (38)      (26)     (114)      (66)      (15)
                                                ----      ----     -----     -----    ------
Total net charge-offs......................   (1,635)     (680)   (1,190)   (1,352)     (102)
Acquired from PSSB                             2,963        --        --        --        --
Provision charged to income................      384     1,054     1,202       877     1,920
                                               -----     -----     -----     -----    ------
Balance at end of period...................   $4,780    $3,068    $2,694    $2,682    $3,157
                                              ======     =====     =====     =====     =====

-------------------------
(1) Per SFAS Number 66.


   For financial ratios addressing the Company's credit quality, please refer to
Item 6. "Selected Consolidated Financial And Other Data Of The Company".

     In conjunction with the PSSB acquisition, the Company acquired a small business loan portfolio and commercial business lending expertise, which management has been leveraging throughout the branch system since the conclusion of the acquisition. The Company has been marketing a more comprehensive small business service line during the last six months of fiscal 1997, which includes not only commercial lines of credit, but also demand deposit account analysis, integration with third party payroll service providers, merchant bankcard services, deposit collection via courier, and safe deposit boxes.

     In fiscal 1997, the Company commenced originating home equity line of credit ("HELOC") loans under three separately priced and marketed programs:

1.  80% or lower loan to value credits with commitments up to $100,000

2.  81% -- 90% loan to value credits with commitments up to $100,000

3.  80% or lower loan to value credits with commitments over $100,000

     These revolving credit lines are priced based upon the Wall Street Journal Prime Rate, reprice monthly, provide annual fees after the first year, present early closure fees, and are originated at no cost to the consumer (in the case of the first two programs). In addition, all HELOC's receive credit reviews at least annually. At June 30, 1997, the Company had $7.7 million in HELOC credit commitments outstanding.

     The Company also commenced originating consumer loans for autos, boats, and recreational vehicles for its own account during fiscal 1997. In prior periods, the Company referred such business to third parties in exchange for a fee. In fiscal 1998, the Company's management intends to evaluate the provision of credit cards to its consumer and business customers, either of its own account or via a third party, in order to offer a complete community banking product line to its clients.

     The Company continues to originate construction, apartment, and commercial real estate loans. A majority of the Company's construction loans are associated with the construction of single family residences. The Company also offers fully amortizing loans for the purchase of land and developed housing lots. In fiscal 1998, management intends to pursue the origination of a greater volume of high credit quality apartment and commercial real estate loans in order to better utilize the Bank's strong risk based capital position and high available liquidity. However, there can be no assurances that the Company will be successful in generating such originations. In addition, commercial real estate and multifamily loans, even though prudently underwritten, are generally considered to involve a higher degree of credit risk than one to four family mortgage loans.

     The following table presents the distribution of the Company's loan portfolio at the dates indicated.


                                    ----------------------  -------------------   -------------------
                                       June 30, 1997           June 30, 1996         June 30, 1995
                                    ----------------------  -------------------   -------------------
                                     Principal     Percent  Principal   Percent   Principal   Percent
                                       Balance    Of Total    Balance  Of Total     Balance  Of Total
                                       -------    --------    -------  --------     -------  --------

                                                      (Dollars In Thousands)

REAL ESTATE LOANS:
   One To Four Unit Residential        $355,567     70.23%   $162,730    68.85%    $138,074    65.49%
   Multifamily / Apartments              25,584      5.05%      5,564     2.35%       5,434     2.58%
   Commercial Properties                 63,827     12.61%     46,222    19.55%      49,020    23.26%
   Construction                          31,566      6.23%      9,459     4.00%       5,920     2.81%
   Land / Lots                           13,827      2.73%      7,355     3.11%       6,527     3.10%
                                        -------      -----     ------     -----       -----     -----
      Sub Total                         490,371     96.85%    231,330    97.86%     204,975    97.24%

CONSUMER LOANS:
   Mobile Home Loans                      3,642      0.72%      4,158     1.76%       4,779     2.27%
   Loans On Deposit Accounts              1,179      0.23%        746     0.32%         764     0.36%
   Home Equity Lines Of Credit            3,597      0.71%          0     0.00%           0     0.00%
   Other Consumer Loans                   1,607      0.32%        149     0.06%         273     0.13%
                                         ------      -----        ---     -----         ---     -----
      Sub Total                          10,025      1.98%      5,053     2.14%       5,816     2.76%

COMMERCIAL BUSINESS LOANS                 5,936      1.17%          0     0.00%           0     0.00%


TOTAL GROSS LOANS                       506,332    100.00%    236,383   100.00%     210,791   100.00%

LESS:
  Undisbursed Loan Funds                 15,841                 5,584                 3,281
  Unamortized Net Yield Adjustments       1,377                 2,570                 2,419
  Allowance For Estimated Losses          4,780                 3,068                 2,694

TOTAL NET LOANS                        $484,334              $225,161              $202,397




                                                     (Table continued on the following page)



(Table continued from the prior page)

                                   ---------------------   ---------------------
                                        June 30, 1994          June 30, 1993
                                   ---------------------   ---------------------
                                    Principal    Percent    Principal    Percent
                                      Balance   Of Total      Balance   Of Total
                                      -------   --------      -------   --------

                                               (Dollars In Thousands)

REAL ESTATE LOANS:
   One To Four Unit Residential      $136,459     63.28%     $153,024     63.33%
   Multifamily / Apartments             5,498      2.55%        5,352      2.21%
   Commercial Properties               51,685     23.97%       55,488     22.97%
   Construction                         8,616      3.99%       11,446      4.74%
   Land / Lots                          6,860      3.18%        8,723      3.61%
                                        -----      -----        -----      -----
      Sub Total                       209,118     96.97%      234,033     96.86%

CONSUMER LOANS:
   Mobile Home Loans                    5,409      2.51%       5,998       2.48%
   Loans On Deposit Accounts              725      0.34%         792       0.33%
   Home Equity Lines Of Credit             --      0.00%          --       0.00%
   Other Consumer Loans                   393      0.18%         795       0.33%
                                      -------      -----         ---       -----
      Sub Total                         6,527      3.03%       7,585       3.14%

COMMERCIAL BUSINESS LOANS                   0      0.00%           0       0.00%


TOTAL GROSS LOANS                     215,645     100.00%    241,618     100.00%

LESS:
   Undisbursed Loan Funds               4,106                  5,126
   Unamortized Net Yield Adjustments    2,487                  2,562
   Allowance For Estimated Losses       2,682                  3,157

TOTAL NET LOANS                      $206,370               $230,773
                                     ========               ========



      For information concerning the scheduled maturities of the Company's loans at June 30, 1997, please refer to the static gap table presented under "Asset/Liability Management".

      Since the Company lends primarily in Southern California, its real estate loan collateral is concentrated in this region. This concentration is considered when determining the adequacy of the Company's Allowance for Loan and Lease Losses ("ALLL"). Commencing in the second half of fiscal 1997, the Company began pursuing the purchase of residential loan pools which included at least some properties in Northern California, as a means of starting to diversify its geographic concentration. However, despite these efforts, the vast majority of the Company's real estate collateral was located in Riverside and San Diego counties at June 30, 1997.

      The following table sets forth at June 30, 1997, the amount of gross loans receivable, including non performing loans, and whether such loans have fixed or adjustable interest rates. Adjustable rate loans which reprice based upon movements in the 11th District Cost Of Funds Index ("COFI") are separated from variable rate loans which reprice based upon movements in other indices, including the Prime Rate and the Treasury One Year Constant Maturities Index.


                                                --------------------
                                                  Adjustable Rate
                                                --------------------
                                     Fixed     11th Dist.       Other
                                      Rate           COFI     Indices       Total
                                      ----           ----     -------       -----

                                                (Dollars In Thousands)

REAL ESTATE LOANS:
   One To Four Unit Residential      $128,327    $112,330    $114,910    $355,567
   Multifamily / Apartments             2,950      15,859       6,775      25,584
   Commercial Properties                5,663      46,412      11,752      63,827
   Construction                        13,192       4,059      14,315      31,566
   Land / Lots                          2,491       3,979       7,357      13,827
                                        ------      ------      ------     -------
      Sub Total                       152,623     182,639     155,109     490,371

CONSUMER LOANS:
   Mobile Home Loans                    2,949         693           0       3,642
   Loans On Deposit Accounts            1,179           0           0       1,179
   Home Equity Lines Of Credit              0           0       3,597       3,597
   Other Consumer Loans                 1,607           0           0       1,607
                                       -------          --          --      ------
      Sub Total                         5,735         693       3,597      10,025

COMMERCIAL BUSINESS LOANS                   0           0       5,936       5,936


TOTAL GROSS LOANS                    $158,358    $183,332    $164,642    $506,332


      Additional information concerning fixed and adjustable rate loans, and the scheduled maturities thereof, including those loans contractually due more than one year from June 30, 1997, is presented in the static gap table under "Asset/Liability Management".

      During the past fiscal year, the Company has emphasized the origination and purchase of loans tied to adjustable rate indices other than COFI in order to diversify its portfolio and because of concerns regarding the long term status of the COFI, as the number of savings institutions in the 11th District continues to decline in conjunction with merger and acquisition activity. As the determination of the COFI becomes concentrated in fewer institutions, funding decisions by a relatively few large institutions could potentially further reduce the correlation of COFI to changes in general market interest rates and the Company's cost of funds.

CREDIT QUALITY

      General. Although the Company's management believes that non performing loans are generally well secured and reserved, other real estate owned is properly valued, and potential losses are provided for in the ALLL, there can be no assurance that future deterioration in economic conditions or collateral values will not result in future credit losses and associated charges against the Company's income. In regards to real estate owned via foreclosure, although all such properties are being actively marketed, the Company's management cannot predict when these properties will be sold or what the terms of sale will be when they are sold. It is the Company's general policy to maintain recent (within eighteen months) appraisals for all foreclosed properties.

      Non Performing Assets. At December 31, 1997, gross non performing assets, which include non performing loans, real estate acquired via foreclosure, and repossessed consumer assets, totaled $11.5 million. This represented an increase of $8.7 million from total non performing assets of $2.8 million at June 30, 1996. During fiscal 1996, non performing assets decreased $1.4 million, or 33.9%, from a total of $4.2 million at June 30, 1995. The significant increase in non performing assets in fiscal 1997 resulted primarily from loans originated by PSSB prior to its acquisition. Approximately $3.6 million of the $5.2 million in non performing loans at June 30, 1997 were originated by PSSB prior to the acquisition. In conjunction with its due diligence of PSSB, the Bank's management and third party consultants identified the weaknesses in the PSSB credit portfolio and required PSSB to recognize an additional $2.2 million in loss reserves immediately prior to the consummation of the acquisition.

The following table provides information on gross non performing assets at the dates indicated:



                                               ----------------------------------------------
                                                                   At June 30,
                                               ----------------------------------------------
                                                 1997      1996      1995      1994      1993
                                                 ----      ----      ----      ----      ----

                                                             (Dollars In Thousands)

Non accrual loans before valuation reserves     $5,217    $1,301    $2,281    $2,636    $7,764

Investment in foreclosed real estate before
   valuation reserves                            6,308     1,460     1,893     3,554     1,324

Investment in repossessed consumer assets
   before valuation reserves                        10         0         0         0         0


TOTAL GROSS NON PERFORMING ASSETS              $11,535    $2,761    $4,174    $6,190    $9,088
                                               -------    ------    ------    ------    ------


Non accrual loans to gross loans                 1.06%     0.56%     1.10%     1.25%     3.28%

Non performing assets to total assets            1.17%     0.33%     0.63%     1.04%     1.69%



      Delinquencies. The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                                 At June 30,
                                    -------------------------------------
                                                     1997
                                    -------------------------------------

                                        60-89 Days      90 Days or More
                                    ------------------  -----------------

                                     Number  Principal  Number  Principal
                                       of    Balance      of    Balance
                                     Loans   of Loans   Loans   of Loans
                                     -----   --------    -----   --------
                                             (Dollars In Thousand)

Residential One To Four Unit           9     $1,055       31     $ 3,416

Multi Family                          --         --        2         439

Commercial Real Estate                 1        110        3       1,218

Construction                          --         --       --          --

Land / Lots                            2      1,281        2          32

Commercial Business                    3        295        2          57

Consumer                               3         67       13          55
                                    ----        ---     ----         ---

   Total                              18     $2,808       53      $5,217
                                    ====     ======     ====      ======


Delinquent loans to gross loans                .57%                1.06%
net of undisbursed funds





                                    ---------------------------------------
                                                     1996
                                    ---------------------------------------

                                        60-89 Days        90 Days or More
                                    ------------------   ------------------

                                    Number   Principal   Number   Principal
                                      of      Balance      of      Balance
                                    Loans     of Loan     Loans   of Loans
                                    -----     -------    -----    --------
                                            (Dollars In Thousands)

Residential One To Four Unit           7      $ 866        11      $ 982

Multi Family                          --         --        --         --

Commercial Real Estate                --         --        --         --

Construction                          --         --        --         --

Land / Lots                            1         93         2        319

Commercial Business                   --         --        --         --

Consumer                              --         --        --         --
                                   -----      -----     -----      -----

   Total                               8     $  959        13     $1,301
                                   =====      =====     =====     ======

Delinquent loans to gross loans                .42%                 .56%
net of undisbursed funds


(Table continued on the following page)




(Table continued from the previous page)


                           -------------------------------------------------
                                                 1995
                           -------------------------------------------------

                                  60-89 Days            90 Days or More
                           ----------------------     ----------------------

                             Number     Principal     Number     Principal
                               of       Balance         of       Balance
                             Loans      of Loans      Loans      of Loans
                             -----      --------      -----      --------
                                          (Dollars In Thousands)                                        (

Residential One To Four Unit    5         $ 298         23        $1,993

Multi Family                   --            --         --            --

Commercial Real Estate         --            --          1           102

Construction                   --            --         --            --

Land / Lots                     1            55          1            47

Commercial Business            --            --         --            --

Consumer                        1            15          3           139
                              ---         -----       ----        ------

   Total                        7         $ 368         28        $2,281
                              ===         =====       ====         =====

Delinquent loans to gross loans            .18%                     1.10%
net of undisbursed funds



   The following table stratifies the Company's foreclosed properties as of June 30, 1997 by underlying collateral.



(Dollars in Thousands)
                                      GROSS   VALUATION       NET    PERCENT
TYPE OF PROPERTY                    BALANCE   RESERVES    BALANCE   OF TOTAL
----------------                    -------   ---------   -------   --------

Residential 1 - 4 Units             $2,523       $351     $2,172      40.87%
Multifamily > 4 Units                    0          0          0       0.00%
Commercial / Industrial              1,712        142      1,570      29.70%
Land / Developed Lots                2,083        527      1,556      29.43%
                                     -----        ---      -----      ------

Total Foreclosed Real Estate        $6,318     $1,020     $5,298     100.00%


      The figures reported for foreclosed real estate at June 30, 1997 include six loans with a net investment of $804,000, before valuation allowances, reclassified to foreclosed real estate as a result of their not meeting the thresholds for classification as loans under SFAS Number 66.

      Classified Assets. Since the PSSB acquisition, the Company's management has diligently worked to reduce the classified asset total through various means including aggressive collection efforts, foreclosure with subsequent property sales, and settlement of troubled loans for less than the principal balance owed. Total classified assets have declined from $43.5 million at September 30, 1996 (immediately following the PSSB acquisition) to $32.4 million at June 30, 1997, as detailed in the following table.



(Dollars in Thousands)
                           SPECIAL
DATE                       MENTION   SUBSTANDARD    DOUBTFUL       LOSS        TOTAL
----                       -------   -----------    --------       ----        -----
June 30, 1996              $11,070        $8,189          $0     $3,139      $22,398
September 30, 1996          17,454        22,006           0      4,037       43,497
December 31, 1996           17,793        20,588           0      2,820       41,201
March 31, 1997              16,646        18,733           0      3,035       38,414
June 30, 1997                9,586        19,834           0      2,952       32,372



      Impaired Loans. The Company adopted SFAS Number 114, - "Accounting By Creditors For Impairment Of a Loan" as amended by SFAS Number 118, - "Accounting By Creditors For Impairment Of A Loan - Income Recognition And Disclosures" as of July 1, 1995 and recognized no impact upon adoption. The Company has historically defined a loan as impaired when it meets one or more of the following criteria:

o it is probable that the Company will be unable to collect all contractual principal and interest in accordance with the terms of the loan agreement

o     the loan is ninety or more days past due

o the loan is placed on non accrual status (although less than ninety days past due)

o     a specific valuation reserve has been allocated against the loan

o the loan has been classified as "substandard" (or worse) by an internal credit review process

      At June 30, 1997, the Company had impaired loans totaling $16.3 million, which have related specific reserves of $1.5 million. Of this $16.3 million, $5.7 million was fully current in regards to the timely payment of principal and interest. Total impaired loans at June 30, 1996 were $8.9 million. The average recorded investment in impaired loans during the twelve month period ending June 30, 1997 was $16.2 million. The increase in impaired loans during fiscal 1997 was disproportionately represented by the portfolio of loans originated by PSSB prior to its acquisition, as highlighted in the following table which presents information as of June 30, 1997.


                                                  PSSB
                                          Originations
                                              Prior To      Other
                                           Acquisition     Originations              Total
                                           -----------     ------------              -----

                                                          (Dollars In Thousands)

Impaired Loans With A Current Paid To Date
------------------------------------------
Number Of Loans                                     19               37                 56
Principal Balance                               $2,062           $3,631             $5,693
Specific Reserves                                 $144             $244               $388

Impaired Loans Without A Current Paid To Date
---------------------------------------------
Number Of Loans                                     44               53                 97
Principal Balance                               $6,542           $4,091            $10,633
Specific Reserves                                 $560             $555             $1,115

Total Impaired Loans
--------------------
Number Of Loans                                     63               90                153
Principal Balance                               $8,604           $7,722            $16,326
Specific Reserves                                 $704             $799             $1,503




      The consolidated financial statements and related footnotes included in this Form 10-K present additional information concerning the Company's impaired loans.

INTANGIBLE ASSETS

      The purchase of three branches from Hawthorne Savings and the acquisition of PSSB each generated intangible assets. The following tables provide information concerning the initial amount of such intangible assets, their periodic amortization against income, and their current balances as of June 30, 1997. Under OTS regulations, intangible assets reduce regulatory capital, resulting in lower capital ratios than would otherwise be the case.


ACQUISITION OF THREE HAWTHORNE SAVINGS BRANCHES
-----------------------------------------------
Transaction Date                                                          06/21/96

Deposits Acquired                                                     $185,189,446

Initial Core Deposit Intangible Created                                 $6,642,079

Book Amortization Method / Term                        Straight Line / Seven Years

Tax Return Amortization Method / Term                Straight Line / Fifteen Years

Monthly Pre-Tax Charge To Book Income                                      $79,072

Monthly Book Amortization Reported As                        Non Operating Expense

Core Deposit Intangible Balance As Of 6/30/97                           $5,693,210

Reduction In Regulatory Capital As Of 6/30/97                           $5,693,210

Reduction In Tangible Book Value As Of 6/30/97                          $5,693,210





ACQUISITION OF PALM SPRINGS SAVINGS BANK
----------------------------------------


Initial Accounting
------------------
Transaction Date                                                                     09/27/96
Nature Of Transaction                                                     Non Taxable Acquisition
Accounting Methodology Employed                                               Purchase Accounting

Total Purchase Price                                                                  $16,264,536
   Less:  Net Book Value Of Assets & Liabilities Acquired                              $9,287,912
                                                                                       ----------
Premium Paid Over Net Book Value                                                       $6,976,624

Accounting For The Acquisition:                                                            Debits            Credits
                                                                                           ------            -------
   Loan Premium Created                                                                $2,441,000
   Core Deposit Intangible Created                                                     $9,445,475
   Deferred Tax Liability On Loan Premium                                                                 $1,008,284
   Deferred Tax Liability On Core Deposit Intangible                                                      $3,901,567
   Cash Payment For PSSB Shares Above Net Book Value                                                      $6,976,624
                                                                                      -----------        -----------
        Total                                                                         $11,886,475        $11,886,475
                                                                                      -----------        -----------

Book Amortization Method / Term
   Loan Premium                                          Effective Yield / Life Of Loans Acquired
   Core Deposit Intangible                                            Straight Line / Seven Years

Tax Return Amortization Method / Term
   Loan Premium                                      Not Tax Deductible:  Non Taxable Acquisition
   Core Deposit Intangible                           Not Tax Deductible:  Non Taxable Acquisition

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

Monthly Book Amortization Reported As
   Loan Premium                                                      Reduction In Interest Income
   Core Deposit Intangible                                                  Non Operating Expense

                                                                                          Nominal           Deferred
Balances As Of 6/30/97                                                                     Assets    Tax Liabilities            Net
                                                                                           ------    ---------------            ---
   Loan Premium                                                                        $2,186,575           $903,191     $1,283,384
   Core Deposit Intangible                                                             $8,433,460         $3,483,542     $4,949,918
                                                                                       ----------         ----------     ----------
        Total                                                                         $10,620,035         $4,386,733     $6,233,302

Reduction In Regulatory Capital As Of 6/30/97
   Loan Premium                                                                              none
   Core Deposit Intangible, Net                                                        $4,949,918

Reduction In Tangible Book Value As Of 6/30/97
   Loan Premium                                                                              none
   Core Deposit Intangible, Net                                                        $4,949,918




ACQUISITION OF PALM SPRINGS SAVINGS BANK
----------------------------------------

Subsequent Adjustment
---------------------
Adjustment Date                                                                          03/01/97

Nature Of Adjustment                                       Recognition Of Additional Core Deposit
                                                        Intangible Resulting From Trigger Of PSSB
                                                             Officer 24 Month Salary Continuation
                                                                                        Agreement

Additional Core Deposit Intangible Created                                               $362,804

Book Amortization Method / Term                                         Straight Line / 79 months

Tax Return Amortization Method / Term                                   Straight Line / 24 months

Monthly Pre-Tax Charge To Book Income                                                      $4,592

Monthly Book Amortization Reported As                                       Non Operating Expense

Core Deposit Intangible Balance As Of 6/30/97                                            $344,434

Reduction In Regulatory Capital As Of 6/30/97                                            $344,434

Reduction In Tangible Book Value As Of 6/30/97                                           $344,434



      In March of 1997, the Company commenced payment to a former officer of PSSB following the resignation of the executive while he was covered under a salary continuation contract. The total payments due under the contract were capitalized as an adjustment to the core deposit intangible associated with the PSSB acquisition, as the potential cost of the contract, which existed prior to the acquisition, was included in the initial valuation of the core deposits acquired. The payments due under the contract were not capitalized at the date of acquisition due to uncertainty regarding whether the contract would be triggered; i.e. whether the executive would remain with the Company. This adjustment to the core deposit intangible will be amortized over the remaining initial life of the core deposit intangible. Because the payments are taxable to the executive, the Company can deduct the payments for tax purposes on a faster schedule than they will be recognized for book reporting purposes, thus generating a deferred tax liability under SFAS Number 109.

DEPOSITS

      The Company reported total deposits of $839.7 million at June 30, 1997. This represented an increase of $169.9 million, or 25.4%, over total deposits of $669.7 million at June 30, 1996. The increase in deposits stemmed primarily from the PSSB acquisition. Total deposits at June 30, 1995 were $472.3 million, with the increase during fiscal 1996 primarily associated with the purchase of the three Hawthorne Savings Bank branches. The following table presents the deposit activity of the Company for the periods indicated.


                                       For the Fiscal Year Ended June 30,
                                       ----------------------------------

                                              1997            1996
                                              ----            ----

                                             (Dollars In Thousands)

Beginning Balance:                       $   669,725        $472,337

  Branch Deposits Purchased                  164,687         185,189

     Customer Deposits                     1,384,369         569,642

     Customer Withdrawals                  1,412,165         582,597
                                           ---------         -------

  Withdrawals in excess of deposit           (27,796)        (12,955)


  Interest credited on deposits               33,039          25,154
                                              ------          ------

Net increase in deposits                    $169,930        $197,388

Ending Balance:                             $839,655        $669,725



At June 30, 1997, the Company had outstanding $110.0 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as presented in the following table.

                                                               Average
                                                               Nominal
                                             Amount              Rate
                                             ------              ----

                                              (Dollars In Thousands)



Maturity Period:

Three months or less..................     $ 29,739             5.47%

Over three through six months.........       25,455             5.76%

Over six through 12 months............       28,856             5.78%

Over 12 months........................       25,930             6.08%
                                            -------             -----

      Total...........................     $109,980             5.78%
                                            =======             ====

      The Bank is currently eligible to accept brokered deposits, and has in place agreements with two investment banking firms to obtain brokered deposits should the need for such funds arise and should the relative pricing of such funds compare favorably to alternative sources of liquidity. However, at June 30, 1997, the Bank had no brokered deposits outstanding.

      The Company's mix of deposits has changed over recent years. For example, at June 30, 1995, non interest bearing checking accounts constituted 1.1% of total deposits. By June 30, 1997, this proportion had increased to 3.7%. Transaction account (non certificate) products comprised 21.0% of total deposits at June 30, 1996, following the Hawthorne Savings Bank branch acquisitions, which were heavily populated with certificate accounts. This percentage increased to 26.7% at June 30, 1997. Consistent with the objective of serving as a premier community bank, the Company in recent years, and particularly in fiscal 1997, has emphasized business operating accounts, consumer demand deposit accounts, 24 hour telephone banking, ATM access, and ACH services, thereby gradually evolving the deposit portfolio toward a reduced concentration in certificate of deposit products, which are typically more price sensitive than transaction accounts. The Company intends to continue encouraging the migration of its deposit portfolio in the coming fiscal year, taking advantage of market dissatisfaction with the service levels provided by large and merging competitors while also improving shareholder returns through lower cost and more stable funding. However, there can be no assurance that the Company will be successful in this regard.


BORROWINGS

      At June 30 1997, the Company had $50.0 million in total borrowings, composed of two standard term advances from the FHLB-San Francisco. This was a decline of $20.0 million from the $70.0 million outstanding at June 30, 1996, as the Company during fiscal 1997 prepaid a $20.0 million advance, at no prepayment penalty, whose rate exceeded the Bank's marginal return on liquid investments at the time.

      From time to time, the Bank utilizes other types and sources of borrowings, including reverse repurchase agreements and putable FHLB advances. During the upcoming fiscal year, the Bank's management intends to employ a broader range of wholesale borrowings in an effort to increase the Bank's net interest income, control interest rate risk, and fund the potential balance sheet expansion associated with the more effective deployment of the Company's capital.

      The following table presents certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:



                                                        At or For the Year Ended June
                                                    -------------------------------------

                                                        1997        1996        1995
                                                        ----        ----        ----

                                                           (Dollars In Thousands)


FHLB - Advances:
----------------
  Average balance outstanding during period           $60,769     $103,333     $70,000


  Maximum amount outstanding at any month-end
     during period                                     70,000      120,000      70,000

  Balance outstanding at end of period                 50,000       70,000      70,000


  Weighted average interest rate during period          5.15%        5.36%       5.20%


  Weighted average interest rate at end of period       4.97%        5.20%       5.20%




Other Borrowings:
-----------------

  Average balance outstanding during period                --       24,719          --

  Maximum amount outstanding at any month-end
     during period                                         --       49,438          --

  Balance outstanding at end of period                     --           --          --

  Weighted average interest rate during period             --         5.48          --

  Weighted average interest rate at end of period          --           --          --



Total Borrowings:
-----------------

  Average balance outstanding during period           $60,769     $128,052     $70,000

  Maximum amount outstanding at any month-end
     during period                                     70,000      169,438      70,000

  Balance outstanding at end of period                 50,000       70,000      70,000

  Weighted average interest rate during period          5.15%        5.38%       5.20%

  Weighted average interest rate at end of period       4.97%        5.20%       5.20%


LIQUIDITY

  Liquidity is actively managed to ensure sufficient funds are available to meet the ongoing needs of both the Company in general and the Bank in particular. Liquidity management includes projections of future sources and uses of funds to ensure the availability of sufficient liquid reserves to provide for unanticipated circumstances.

For the Bank, the primary sources of liquidity are:

o deposits

o principal and interest payments on loans, mortgage backed, and investment securities

o retained earnings

o FHLB advances

o other borrowings, including reverse repurchase agreements

For the Bank, the primary uses of funds include:

o loan originations

o customer drawdowns on lines of credit

o loan purchases

o customer withdrawals of deposits

o interest paid on liabilities

o operating expenses

     The Bank's investment portfolio is structured to provide an ongoing source of cash from scheduled payments and anticipated prepayments from mortgage backed securities, in addition to cash flows from periodic maturities, typically from securities with balloon final payments. The Company's strategy over the past year has been to reinvest available monthly cash flows, to the extent economically and operationally feasible, into new whole loan originations and purchases, in order to bolster net interest income and better utilize the Bank's strong risk based capital position.

     In the coming year, the Company's management intends to pursue the acquisition of short term, unsecured lines of credit from the institution's correspondent banks, as an additional means to provide for contingent liquidity needs. However, there can be no assurances that the Company will be successful in securing such lines of credit.

     At June 30, 1997, the Bank maintained untapped borrowing capacity at the FHLB-San Francisco in the amount of $178.2 million. In addition, due to the Company's relatively low loan to deposit ratio of 57.7% at June 30, 1997, the Company maintained significant excess collateral in both loans and securities; collateral which is available for either liquidation or secured borrowings in order to meet future liquidity requirements.

     At June 30, 1997, cash and cash equivalents totaled $18.4 million, compared to $100.6 million at June 30, 1996, and $88.6 million at June 30, 1995. The figure at June 30, 1997 represented a more normalized amount, as the figures at the two prior year ends were each inflated by particular events. At June 30, 1996, the Company had recently acquired the three branches from Hawthorne Savings Bank and had not yet completed the longer term deployment of cash received. At June 30, 1995, the Company had just accomplished its initial public offering, and had also not yet completed the longer term investment of the proceeds. It is management's intention, while ensuring adequate cash availability for operating needs, to constrain cash and cash equivalent balances in favor of higher yielding assets, subject to meeting all regulatory liquidity requirements.

     OTS regulations currently present two liquidity requirements. The key requirement is based upon cash, cash equivalents, and certain short term investments equaling at least 5.0% of deposits plus short term borrowings. The Bank's regulatory liquidity ratio for the month of June, 1997 was 5.93%, placing the Bank in compliance.

     Liquidity needs for HFB on a stand alone basis are met through available cash, periodic earnings, and cash flows from its investment portfolio.


CAPITAL RESOURCES

     The Bank's position as a "well capitalized" financial institution under the PCA regulatory framework is further enhanced by the additional capital present at the HFB holding company level. The value of the additional capital in the holding company was highlighted during June, 1997, when HFB downstreamed $5.0 million in capital to the Bank in preparation for the financial impact of the retirement plan terminations. At June 30, 1997, the consolidated GAAP capital position of the Bank was $72.5 million, while the consolidated GAAP capital position of the Company was $81.0 million.

     Despite the presence of capital in excess of current regulatory requirements, the Company does not presently intend to evaluate the initiation of cash dividend payments until the core profitability of the Company improves and the Company displays a more regular stream of improved earnings per share.

OFF BALANCE SHEET

  Over the past  decade,  the  Company  has  utilized  a  variety  of  financial instruments to control its interest rate risk and manage its net interest margin, including off balance sheet transactions such as interest rate agreements including swaps, caps, and floors. The Company originally entered into its existing off balance sheet positions to synthetically adjust the duration of the Company's liabilities to more closely match that of its assets. On July 10, 1995, the Bank terminated four interest rate swap contracts with an aggregate notional amount of $60.0 million, invoking a termination fee of $4.9 million which, for accounting purposes, is being amortized to interest expense over the individual remaining contract lives of each swap.

  During the twelve months ended June 30, 1997, the Company amortized $1.8 million of the deferred loss to interest expense, and charged interest expense for $1.1 million related to current existing interest rate swaps with an aggregate notional amount of $35.0 million. The comparable figures for the prior fiscal year were $2.0 million and $1.2 million, respectively. The year to year decrease in recognition of the deferred loss stemmed from the conclusion of the amortization periods for two of the terminated swaps during fiscal 1997. The end of the amortization period associated with another terminated swap will occur in fiscal 1998, with the accounting impact of the final terminated swap finishing in fiscal 1999. The conclusion of these amortization periods will result in the Company's reporting a reduction in interest expense and effective cost of funding, all else held constant.

  Additional information concerning the Company's active and terminated interest rate swap positions is provided in the following table.

Active Interest Rate Swaps
--------------------------


                                  Rate            Basis       Rate              Basis
           Notional   Maturity    Bank            Bank        Bank              Bank       Swap
           Amount       Date      Receives        Receives    Pays              Pays       Resets
           ------       ----      --------        --------    ----              ----       ------

        $20,000,000   1/06/99   3 month LIBOR    Actual/360   9.800% Fixed    360/360    quarterly
        $15,000,000   1/30/99   3 month LIBOR    Actual/360   7.274% Fixed    360/360    quarterly
        -----------

Total   $35,000,000
        ===========





Terminated Interest Rate Swaps
------------------------------

                                  Original      6/30/97        Loss          Daily
         Notional   Termination   Deferred     Deferred    Amortization       Loss
           Amount      Date        Loss           Loss      Completion    Amortization
           ------      ----        ----           ----      ----------    ------------
        $10,000,000   7/10/95      $557,730            $0     03/27/97         $890
        $20,000,000   7/10/95    $1,338,145            $0     04/30/97       $2,024
        $10,000,000   7/10/95      $631,816      $107,480     11/25/97         $726
        $20,000,000   7/10/95    $2,328,601      $962,842     11/21/98       $1,892
        ------------              ----------      --------

Total   $60,000,000              $4,856,292    $1,070,322
        ===========             ===========     =========


IMPACT OF INFLATION AND CHANGING PRICES

      The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of most financial positions and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, the Company's assets and liabilities are nearly all monetary in nature. Consequently, relative and absolute interest rates present a greater impact on the Company's performance and condition than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. The Company's operating costs, however, are subject to the impact of inflation, particularly in the case of salaries and benefits costs, which typically constitute approximately one-half of the Company's total general & administrative expenses.


RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") has recently released the following Statements, which are discussed in footnote 1 to the Company's consolidated financial statements included in this report, incorporated herein by reference.

o     SFAS Number 128: "Earnings Per Share"

o     SFAS Number 129: "Disclosure Of Information About Capital Structure"

o     SFAS Number 130: "Reporting Comprehensive Income"

o SFAS Number 131: "Disclosures About Segments Of An Enterprise and Related Information"

      The above Statements are primarily related to the disclosure and reporting requirements applicable to the Company. As such, the Company's management does not believe that the adoption of these Statements will have a significant impact upon the Company's financial condition or results of operations.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report..............................................    78

Consolidated Statements of Financial Condition as of June 30, 1996 and 1997   79


Consolidated Statements of Operations for the
   Fiscal Years Ended June 30, 1995, 1996 and 1997........................    81

Consolidated Statements of Stockholders' Equity...........................    83

Consolidated Statements of Cash Flows for the
   Fiscal Years Ended June 30, 1995, 1996 and 1997........................    84

Notes to Consolidated Financial Statements................................    87

INDEPENDENT AUDITORS' REPORT



The Board of Directors
HF Bancorp, Inc.
Hemet, California


We have audited the accompanying consolidated statements of financial condition of HF Bancorp, Inc. and subsidiary (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Bancorp, Inc. and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


August 8, 1997

HF BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------



                                                                                                        JUNE 30,
                                                                                          --------------------------------
                                                                                                 1997            1996
                                                                                                    (IN THOUSANDS)

ASSETS
Cash and cash equivalents                                                                      $ 18,411        $100,633
Securities available-for-sale, at estimated fair value:
  Investment securities (Note 3)                                                                144,997         173,171
  Mortgage-backed securities (Notes 4 and 11)                                                   109,493         100,259
Securities held-to-maturity, at amortized cost:
  Investment securities (Note 3)                                                                 26,794          34,666
  Mortgage-backed securities (Notes 4 and 11)                                                   151,369         159,262
Loans receivable (net of allowance for estimated loan losses of $4,780
  and $3,068 at June 30, 1997 and 1996) (Notes 4, 5 and 10)                                     484,334         225,161
Loans held-for-sale                                                                                 335
Accrued interest receivable (Note 6)                                                              7,332           6,260
Investment in capital stock of the Federal Home Loan
  Bank, at cost (Notes 4 and 10)                                                                  6,224           4,436
Premises and equipment, net (Note 7)                                                              8,289           6,578
Real estate owned, net (Note 8):
  Acquired through foreclosure                                                                    5,298           1,079
  Acquired for sale or investment                                                                   418             996
Intangible assets (Note 17)                                                                      14,471           6,642
Prepaid swap termination loss (Note 15)                                                           1,070           2,881
Prepaid pension plan expense (Note 13)                                                                            1,236
Other assets (Note 12)                                                                            5,914           3,656
                                                                                               --------        --------
    Total assets                                                                               $984,749        $826,916
                                                                                               ========        ========






See notes to consolidated financial statements.

HF BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------



                                                                                                       JUNE 30,
                                                                                          --------------------------------
                                                                                                 1997            1996
                                                                                                  (IN THOUSANDS)

LIABILITIES AND STOKCHOLDERS' EQUITY
Liabilities:
  Deposit accounts (Note 9)                                                                    $839,655        $669,725
  Advances from the Federal Home Loan Bank (Note 10)                                             50,000          70,000
  Accounts payable and other liabilities (Note 13)                                                6,888           5,278
  Income taxes (Note 12)                                                                          7,179             842
                                                                                               --------        --------
    Total liabilities                                                                           903,722         745,845

Commitments and contingencies (Notes 13, 14 and 15)

Stockholders' Equity (Notes 2 and 13):
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
    none issued
  Common stock, $.01 par value;  15,000,000 shares authorized;
   6,612,500 issued (1997 and 1996); and
   6,281,875 outstanding (1997 and 1996)                                                             66              66
  Additional paid-in capital                                                                     51,355          51,113
  Retained earnings, substantially restricted                                                    38,441          40,957
  Net unrealized loss on securities available-for-sale, net of taxes                             (1,050)         (2,309)
  Deferred stock compensation                                                                    (4,437)         (5,408)
  Treasury stock, 330,625 shares                                                                 (3,348)         (3,348)
                                                                                               --------        --------
    Total stockholders' equity                                                                   81,027          81,071
                                                                                               --------        --------
Total liabilities and stockholders' equity                                                     $984,749        $826,916
                                                                                               ========        ========




See notes to consolidated financial statements.
                                                  80

HF BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------




                                                                                          YEAR ENDED JUNE 30,
                                                                         -----------------------------------------------
                                                                                    1997          1996           1995
                                                                                              (IN THOUSANDS,
                                                                                          EXCEPT PER SHARE DATA)
INTEREST INCOME:
Interest on loans                                                                 $ 32,407      $ 17,648       $ 16,345
Interest on mortgage-backed securities                                              16,969        19,113         18,191
Interest and dividends on investment securities                                     17,146        13,594          5,888
                                                                                   -------      --------       --------

    Total interest income                                                           66,522        50,355         40,424
                                                                                   -------      --------       --------

INTEREST EXPENSE:
Interest on deposit accounts (Note 9)                                               38,083        23,781         20,628
Interest on advances from the Federal Home Loan Bank
  and other borrowings (Notes 10 and 11)                                             3,129         7,086          3,641
Net interest expense of hedging transactions (Note 15)                               2,872         3,192          4,526
                                                                                   -------       -------       --------
    Total interest expense                                                          44,084        34,059         28,795
                                                                                   -------       -------       --------

NET INTEREST INCOME BEFORE PROVISION FOR
  ESTIMATED LOAN LOSSES                                                             22,438        16,296         11,629

PROVISION FOR ESTIMATED LOAN LOSSES (Note 5)                                           384         1,054          1,202
                                                                                   -------       -------       --------

NET INTEREST INCOME AFTER PROVISION FOR
  ESTIMATED LOAN LOSSES                                                             22,054        15,242         10,427
                                                                                   -------       -------       --------

OTHER INCOME (EXPENSE):
Other loan fee income                                                                  359           193            199
Net loss on sales of investment securities available-for-sale
  (Note 3)                                                                            (293)                         (13)
Net gain on sales of mortgage-backed securities
  available-for-sale (Note 4)                                                        1,332
Gain on sales of loans                                                                  39
Loss from real estate operations, net (Note 8)                                        (310)         (498)          (747)
Amortization of intangible assets                                                   (1,979)
Savings fee income                                                                   1,402           620            613
Other income                                                                           255           450            124
                                                                                   -------       -------       --------

    Total other income                                                                 805           765            176
                                                                                   -------       -------       --------



See notes to consolidated financial statements.
                                                 81

HF BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------




                                                                                            YEAR ENDED JUNE 30,
                                                                       -------------------------------------------------------
                                                                                 1997             1996            1995
                                                                                             (IN THOUSANDS,
                                                                                         EXCEPT PER SHARE DATA)

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and employee benefits (Note 13)                                        $  9,438        $  6,790        $ 5,803
Occupancy and equipment expense (Note 14)                                          3,435           2,023          2,020
FDIC insurance and other assessments                                               1,260           1,322          1,239
Legal and professional services                                                      780             489            378
Data processing service costs                                                      1,597             832            794
Other                                                                              2,870           1,475          1,415
                                                                                --------        --------        -------

                                                                                  19,380          12,931         11,649
                                                                                --------        --------        -------

Savings Association Insurance Fund special assessment                              4,757
Benefit plans termination expense (Note 13)                                        3,000
                                                                                --------

                                                                                   7,757
                                                                                --------

    Total general and administrative expenses                                     27,137          12,931         11,649
                                                                                --------        --------        -------

(LOSS) EARNINGS BEFORE INCOME TAX
   (BENEFIT) EXPENSE                                                              (4,278)          3,076         (1,046)

INCOME TAX (BENEFIT) EXPENSE (Note 12)                                            (1,762)          1,129           (353)
                                                                                --------        --------        -------

NET (LOSS) EARNINGS                                                             $ (2,516)       $  1,947        $  (693)
                                                                                ========        ========        =======

(LOSS) EARNINGS PER SHARE                                                       $  (0.44)       $   0.33           N/A
                                                                                ========        =========       =======



See notes to consolidated financial statements.
                                                                   82

HF BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
(IN THOUSANDS)




                                                                                NET UNREALIZED GAIN
                                                             ADDITIONAL        (LOSS) ON SECURITIES DEFERRED               TOTAL
                          PREFERRED STOCK      COMMON STOCK   PAID-IN  RETAINED AVAILABLE-FOR-SALE,  STOCK   TREASURY  STOCKHOLDERS'
                       --------------------  ----------------
                         SHARES     AMOUNT    SHARES   AMOUNT CAPITAL  EARNINGS    NET OF TAXES   COMPENSATION  STOCK     EQUITY

BALANCE, July 1, 1994      -        $  -        -      $  -       -    $39,703         $  (63)       $     -    $   -     $39,640

Net loss                                                                  (693)                                              (693)

Change in net unrealized
  gain on securities
  available-for-sale,
  net of taxes                                                                            832                                 832

Issuance of common stock,
  net of underwriting
  expenses                                     6,613      66   51,004                                                      51,070

Common stock acquired by
  ESOP                                                                                                (3,703)              (3,703)
                         -------   --------    ------   ----   ------   ------          -----         ------    -------  --------
BALANCE, June 30, 1995                         6,613      66   51,004   39,010            769         (3,703)              87,146

Net earnings                                                             1,947                                              1,947

Change in net unrealized
  loss on securities
  available-for-sale,
  net of taxes                                                                         (3,078)                             (3,078)

Purchase of common stock
  for deferred stock
  compensation plans                                                                                  (2,260)              (2,260)

Amortization of deferred
  stock compensation                                              109                                    555                  664

Acquisition of treasury
  stock                                                                                                          (3,348)   (3,348)
                          -------   --------    ------   ----  -------   ------        ------         ------     -------  -------
BALANCE, June 30, 1996                           6,613     66  51,113    40,957        (2,309)        (5,408)    (3,348)   81,071

Net loss                                                                 (2,516)                                           (2,516)

Change in net unrealized
  gain on securities
  available-for-sale,
  net of taxes                                                                          1,259                               1,259

Amortization of deferred
  stock compensation                                              242                                    971                1,213
                          -------   --------    ------   ----  -------  -------       -------        -------    -------   -------

BALANCE, June 30, 1997       -      $   -        6,613   $ 66  $51,355  $38,441       $(1,050)       $(4,437)   $(3,348)  $81,027
                          =======   ========    ======   ====  =======  =======       =======        =======    =======   =======




See notes to consolidated financial statements.
                                               83

HF BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                          YEAR ENDED JUNE 30,
                                                                          ----------------------------------------------
                                                                                  1997           1996           1995
                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings                                                           $ (2,516)       $  1,947        $  (693)
Adjustments to reconcile net (loss) earnings
  to net cash (used in) provided by operating activities:
  Provisions for estimated loan and real estate losses                             581           1,318           1,835
  Write-down of stripped mortgage-backed security - interest only                                                    8
  Direct write-offs from real estate operations                                     53             142             121
  Depreciation and amortization                                                  1,271             777             820
  Amortization of deferred loan fees                                              (655)           (383)           (331)
  Amortization (accretion) of premiums (discounts) on loans and
    investment and mortgage-backed securities                                      355             147            (155)
  Amortization of intangible assets                                              1,979
  Amortization of cost of interest rate caps and floors                                                            111
  Federal Home Loan Bank stock dividend                                           (379)           (299)           (219)
  Dividends from investments in mutual funds                                                                      (311)
  Loss on sale of investment securities available-for-sale                         293                              13
  Gain on sales of mortgage-backed securities                                   (1,332)
  Origination of loans held-for-sale                                            (5,009)
  Proceeds from sales of loans                                                   4,713
  Gain on sales of loans                                                           (39)
  Gain on sales of real estate                                                     (94)           (200)           (182)
  Gain on sales of premises and equipment                                           (6)            (10)
  Deferred income taxes                                                         (1,593)            455             219
  (Increase) decrease in accrued interest receivable                            (1,072)         (2,940)            599
  Increase (decrease) in accounts payable and other liabilities                  1,075         (29,480)         27,679
  Decrease (increase) in other assets                                            1,836          (9,153)         (1,829)
  Other, net                                                                     3,853           1,182             758
                                                                               -------         -------         -------

    Net cash provided by (used in) operating activities                          3,314         (36,497)         28,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable                                   (100,975)        (24,634)          3,017
Purchases of mortgage-backed securities held-to-maturity                       (15,039)                        (23,124)
Purchases of mortgage-backed securities available-for-sale                     (76,946)        (21,272)
Principal repayments on mortgage-backed securities held-to-maturity             21,586          24,429          14,627
Principal repayments on mortgage-backed securities available-for-sale           14,024          14,701           8,867
Proceeds from sales of mortgage-backed securities available-for-sale            56,083
Proceeds from maturities of mortgage-backed securities
  held-to-maturity                                                               1,144
Purchases of investment securities held-to-maturity                                            (90,804)        (19,052)
Proceeds from maturities and calls of investment securities held-to-
  maturity                                                                       7,000          16,000
Principal repayments on investment securities held-to-maturity                     648             595             168
Purchases of investment securities available-for-sale                          (37,968)       (122,000)



See notes to consolidated financial statements.
                                                   84

HF BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------




                                                                                          YEAR ENDED JUNE 30,
                                                                           --------------------------------------------
                                                                                  1997           1996            1995
                                                                                            (IN THOUSANDS)
Proceeds from maturities and calls of investment securities
  available-for-sale                                                           $ 36,428        $ 52,000        $ 2,020
Principal repayments on investment securities available-for-sale                  5,555           7,134          9,353
Proceeds from sales of investment securities available-for-sale                  30,831                          4,329
Proceeds from sales of real estate                                                3,378           2,900          3,012
Additions to real estate held for investment                                         (6)           (123)        (2,203)
Proceeds from sale of premises and equipment                                         31              17          1,487
Additions to premises and equipment                                              (1,850)         (2,694)          (222)
Redemption of Federal Home Loan Bank stock                                                        1,800
Purchase of Federal Home Loan Bank stock                                                         (1,618)           (55)
Cash payment for acquisition, net of cash received                              (14,707)
                                                                               --------        --------        -------

    Net cash (used in) provided by investing activities                         (70,783)       (143,569)         2,224

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of deposit accounts                                                                    185,189
Net increase (decrease) in deposit accounts                                       5,247          12,199         (8,622)
Advances from the Federal Home Loan Bank                                                         50,000
Repayment of advances from the Federal Home Loan Bank                           (20,000)        (50,000)
Proceeds from other borrowings                                                                   98,875
Repayment of other borrowings                                                                   (98,875)
Issuance of common stock, net of underwriting expenses and
  excluding common stock acquired by ESOP                                                                       47,367
Payments to acquire common stock for deferred stock
  compensation plans                                                                             (1,983)
Payments to acquire treasury stock                                                               (3,348)
                                                                               --------        --------        -------

    Net cash (used in) provided by financing activities                         (14,753)        192,057         38,745
                                                                               --------        --------        -------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                   (82,222)         11,991         69,412

CASH AND CASH EQUIVALENTS, beginning of year                                    100,633          88,642         19,230
                                                                               --------        --------        -------

CASH AND CASH EQUIVALENTS, end of year                                         $ 18,411        $100,633        $88,642
                                                                               ========        ========        =======

SUPPLEMENTAL CASH FLOW DISCLOSURES

  Cash paid during the year for:
  Interest on deposit accounts and other borrowings                             $ 8,660        $  9,840        $11,222
                                                                                =======        ========        =======
  Income taxes                                                                  $   291        $  1,420        $   475
                                                                                =======        ========        =======

See notes to consolidated financial statements.
                                                    85

HF BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


                                                                                          YEAR ENDED JUNE 30,
                                                                           ---------------------------------------------
                                                                                  1997         1996           1995
                                                                                          (IN THOUSANDS)

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosure                                       $  7,048       $ 1,931        $ 1,946
                                                                               ========       =======        =======
Loans to facilitate sale of real estate acquired through foreclosure           $  2,076       $   732        $ 1,860
                                                                               ========       =======        =======
Transfer of mortgage-backed securities held-to-maturity to
  available-for-sale classification                                                           $24,321
                                                                                              =======
Transfer of investment securities held-to-maturity to available-
  for-sale classification                                                      $    250       $59,022
                                                                               ========       =======
Common stock acquired by ESOP                                                                                 $3,703
                                                                                                              ======
Purchase of Palm Springs Savings Bank:

   Fair value of assets purchased, excluding cash                              $184,321
   Liabilities assumed                                                         (169,614)
                                                                               --------
     Cash payment for acquisition, net of cash received                        $ 14,707
                                                                               ========







See notes to consolidated financial statements.
                                                            86

HF BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997
--------------------------------------------------------------------------------


1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS FOR PRESENTATION - HF Bancorp, Inc. (the "Company") is a savings and loan holding company incorporated in the State of Delaware that was organized for the purpose of acquiring all of the capital stock of Hemet Federal Savings and Loan Association (the "Bank") upon its conversion from a federally chartered mutual savings association to a federally chartered stock savings association. On June 30, 1995, HF Bancorp, Inc. completed its sale of 6,612,500 shares of its common stock through subscription and community offerings to the Bank's depositors, Board of Directors, management, employees and the public and used approximately 50% of the net proceeds from such sales to purchase all of the Bank's common stock issued in the Bank's conversion to stock form. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests.

        At June 30, 1995, the Bank established a liquidation account in an amount equal to its equity, as reflected in the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance was $14,800,155 at June 30, 1997.

        DESCRIPTION OF BUSINESS - The Company's business consists principally of the business of the Bank; however, it does have investments in loans, mortgage-backed securities and other investments from which interest income is earned (Note 18). Headquartered in Hemet, California, the Bank conducts business from its main office and three branch offices located in Hemet, California and from fifteen branch offices located in the Riverside and San Diego counties of California. The Bank is regulated by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC), and its deposits are insured up to the applicable limits under the Savings Association Insurance Fund (SAIF) of the FDIC.

        The Bank's revenues are derived from interest on its loan and mortgage-backed securities portfolios, interest and dividends on its investment securities, and its fee income associated with the provision of various customer services. The Bank's primary sources of funds are deposits, principal and interest payments on its assets portfolios, and various sources of wholesale borrowings including Federal Home Loan Bank
        (FHLB) advances and reverse repurchase agreements. The Bank's most significant operating expenditures are its staffing expenses and the costs associated with maintaining its branch network.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------



        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of HF Bancorp, Inc. and its wholly-owned subsidiary Hemet Federal Savings and Loan Association and its wholly-owned subsidiaries, HF Financial Corporation, Palm Springs Savings Bank Insurance Services, Inc., and Coachella Valley Financial Services Corporation, and HF Financial Corporation's wholly-owned subsidiary, First Hemet Corporation (collectively, the "Company"). First Hemet Corporation, who provides trustee services for the Bank, is engaged in real estate development, and receives commissions from the sale of mortgage life insurance, fire insurance and annuities. All material intercompany transactions, profits and balances have been eliminated.

        SECURITIES AVAILABLE-FOR-SALE - Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy that may be sold in response to changes in interest rates, prepayments or other factors, are classified as available-for-sale and carried at estimated fair value. Gains or losses on the sale of securities are determined on the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Unrealized holding gains or losses, net of tax, for securities available-for-sale are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized.

        SECURITIES HELD-TO-MATURITY - Securities held-to-maturity are recorded at cost with any discount accreted or premium amortized over the life of the security using the interest method. The Company has the positive intent and ability to hold these securities to maturity. The Company designates securities as held-to-maturity or available-for-sale upon acquisition.

        MORTGAGE-BACKED SECURITIES - Securities available-for-sale and held-to-maturity include privately issued mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO's") that expose the Company to certain risks that are not inherent in agency securities, primarily credit risk and liquidity risk. Because of this added risk, private-issue securities have historically paid a greater rate of interest than agency securities, enhancing the overall yield of the portfolio.

        LOANS RECEIVABLE - During the period of origination, loans originated as held-for-investment are carried at amortized cost.

        Interest on loans is credited to income as earned and is accrued only if deemed collectible. Generally, interest is not accrued on loans delinquent three payments or more. Discounts or premiums on loans are included in loans receivable held-for-investment and are credited or charged to income (for loans that are probable of collection) on the interest method over the term of the loan, adjusted for anticipated prepayments.

        Loan origination and commitment fees and certain incremental direct loan origination costs are deferred, and the net fee or cost is amortized into interest income over the contractual lives of the related loans held-for-investment.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

        LOANS HELD-FOR-SALE - Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair values. Gains and losses on such loans are accounted for under the specific-identification method. Qualified loan origination fees and costs are retained and not amortized over the contractual lives of the related loans held-for-sale.

        DERIVATIVE FINANCIAL INSTRUMENTS - The Company has entered into various interest rate exchange agreements as part of its asset and liability management strategy. These exchange agreements consist of interest rate swaps, caps and floors. Swap income and expense is recorded using the accrual method and is classified as interest income or expense, net in the consolidated statements of operations. The cost of the interest rate floor and cap agreements has been capitalized and is being amortized to interest expense over the terms of the agreements.

        REAL ESTATE OWNED - Properties acquired through foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. Properties acquired for sale or investment are recorded at cost not to exceed fair value.

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

        ALLOWANCES FOR ESTIMATED LOAN AND REAL ESTATE LOSSES - The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURES. SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual.

        The Company considers a loan to be impaired when it is deemed probable by management that the Company will be unable to collect all contractual principal and interest payments in accordance with the terms of the original loan agreement. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratios, and the borrower's current financial position. Included as impaired loans are all loans delinquent 90 days or more and all

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        loans that have a specific loss allowance applied to adjust the loan to fair value. The accrual of interest on impaired loans is discontinued after a 90-day delinquent period or when, in management's opinion, the borrower will be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized to the extent of full cash payments received and accepted. The Company applies the measurement provision of SFAS No. 114 to all loans in its portfolio.

        Valuation allowances for estimated loan and real estate losses are provided when any significant decline in value is deemed to have occurred. Specific loss allowances are established for loans that are deemed to be impaired, if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. In estimating losses, management considers the estimated sales price, cost of refurbishment, payment of delinquent taxes, cost of holding the property (if an extended period is anticipated) and cost of disposal. Additionally, general valuation allowances for loan and real estate losses have been established. The estimates for these allowances are normally influenced by current economic conditions, actual loss experience, industry trends and other factors, such as the current economic conditions experienced in the area in which the Company's lending and real estate activities are concentrated. These estimates may result in either additions to or recaptures of the current provision, based on management's current evaluation of the loan and real estate portfolios. Accordingly, the amounts of such loan and real estate loss provisions (credits) can vary from period to period.

        In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

        While management uses the best information available to make these estimates, future adjustments to the allowances may be necessary because of economic, operating, regulatory and other conditions that may be beyond the Company's control.

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

        Depreciable lives used for the principal classes of assets are as follows:

              Furniture, fixtures and equipment                   3 to 10 years
              Buildings and leasehold improvements                5 to 40 years

        Effective July 1, 1996, the Company adopted SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The statement establishes accounting standards of the impairment of long-lived assets that either will be held and used in operations or that will be disposed of. Accordingly, the Company periodically evaluates the recoverability of long-lived

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

        assets, such as premises and equipment and intangible assets, to ensure the carrying value has not been impaired. The adoption of SFAS No. 121 did not have a material impact on the results of operations or financial position of the Company.

        AMORTIZATION - The Company computes amortization on the straight-line method over the estimated useful life of the related asset.

        STOCKHOLDERS' EQUITY - The Company's financial statement equity includes tax bad debt deductions for which no provision for federal income taxes has been made. If distributions to shareholders are made in excess of current or accumulated earnings and profits or if stock of the Bank is partially redeemed, this tax bad debt reserve, which approximates $13,827,000 at June 30, 1997, will be recaptured into income at the then-prevailing federal income tax rate. The related unrecognized deferred tax liability is approximately $4,839,000. It is not contemplated that the Bank will make any disqualifying distributions that would result in the recapture of these reserves.

        During 1996, the Company acquired 330,625 shares of treasury stock for $3,348,000. Retained earnings are restricted for dividends in the amount of $3,348,000, the cost of the treasury stock acquired. No additional shares were repurchased during 1997.

        Earnings per share for the year ended June 30, 1997 and 1996 are based on the weighted average common shares and equivalents outstanding of 5,755,859 and 5,953,823, respectively. The total issued shares of 6,612,500 have been adjusted for the weighted average of: unallocated shares under the Employee Stock Ownership Plan (ESOP) of 359,526 and 424,069, reduction of outstanding shares purchased for the stock compensation plan of 166,490 and 198,375 and acquisition of shares of treasury stock of 330,625 and 36,233, respectively.

        Earnings per share are not presented for periods prior to conversion to stock form, as no stock was outstanding.

        FEDERAL AND STATE INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Accordingly, deferred tax assets and liabilities represent the tax effects of the temporary differences in the basis of certain assets and liabilities for tax and financial statement purposes, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements.

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

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        PRESENTATION OF CASH FLOWS - All highly-liquid instruments with original maturities of three months or less are considered to be cash equivalents. Cash equivalents consisted of federal funds sold of $3,355,000 and $88,460,000 at June 30, 1997 and 1996, respectively, and a repurchase agreement of $4,075,000 at June 30, 1996.

        RECENT ACCOUNTING DEVELOPMENTS - On July 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement establishes a fair-value-based method of accounting for stock-based compensation plans. It encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

        The Company has elected to continue to apply the accounting provisions of APB No. 25 to its stock-based compensation awards to employees and discloses the pro forma effect on net earnings and earnings per share as if the fair-value-based method of accounting defined in SFAS No. 123 had been applied (Note 13).

        As of December 31, 1996, the Company adopted SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which was amended by SFAS No. 127, DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF FASB STATEMENT NO. 125. These statements provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The reporting requirements are effective for transfers and servicing occurring after December 31, 1996 or December 31, 1997 for certain transactions.

        In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. The statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The disclosure requirements of SFAS No. 128 are effective for periods ending after December 15, 1997. Management does not believe that the adoption of SFAS No. 128 will have a significant impact on its financial statements.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

        In February 1997, the FASB issued SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. The statement establishes standards for disclosing information about an entity's capital structure. The disclosure requirements of SFAS No. 129 are effective for periods ending after December 15, 1997. Management does not believe that the adoption of SFAS No. 129 will have a significant impact on its financial statements.

        In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position or results of operations.

        RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 and 1995 financial statements to conform them to the 1997 presentation.


2.      REGULATORY MATTERS

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

        As of June 30, 1997, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        The Bank's actual capital amounts and ratios are also presented in the table. No deductions were made for qualitative judgments by regulators.

                                                                                                              TO BE WELL-
                                                                                                           CAPITALIZED UNDER
                                                                                 FOR CAPITAL               PROMPT CORRECTIVE
                                                       ACTUAL                ADEQUACY PURPOSES             ACTION PROVISIONS
                                                  ----------------       -------------------------     ------------------------
                                                   AMOUNT   RATIO          AMOUNT         RATIO          AMOUNT         RATIO
                                                                         (DOLLARS IN THOUSANDS)

           As of June 30, 1997:
             Total Capital (to Risk Weighted
               Assets)                             $64,984   16.55%        $31,418         8.00%          $39,273       10.00%
             Core Capital (to Adjusted Tangible
               Assets)                              61,559    6.36%         38,729         4.00%           48,411        5.00%
             Tangible Capital (to Tangible
               Assets)                              61,559    6.36%         14,523         1.50%             N/A          N/A
             Tier I Capital (to Risk Weighted
               Assets)                              61,559   15.67%          N/A            N/A            23,564        6.00%

           As of June 30, 1996:
             Total Capital (to Risk Weighted
               Assets)                              55,207   24.27%         18,196         8.00%           22,744       10.00%
             Core Capital (to Adjusted Tangible
               Assets)                              53,363    6.66%         32,062         4.00%           40,077        5.00%
             Tangible Capital (to Tangible
               Assets)                              53,363    6.66%         12,023         1.50%            N/A           N/A
             Tier I Capital (to Risk Weighted
               Assets)                              53,363   23.46%           N/A           N/A            13,647        6.00%

        Additionally, in accordance with the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), the OTS established regulations requiring the Bank to maintain (i) core capital equal to 3% of adjusted total assets, (ii) tangible capital equal to 1.5% of adjusted total assets, and (iii) total capital equal to 8% of risk-weighted assets.

        The following table summarizes the OTS regulatory capital requirements under FIRREA for the Bank at June 30, 1997.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

        As indicated in the tables, the Bank's capital levels exceed all three of the currently applicable minimum capital requirements.

                                                                       JUNE 30, 1997
                                     ----------------------------------------------------------------------------------
                                                                                                     CURRENT
                                         TANGIBLE CAPITAL             CORE CAPITAL             RISK-BASED CAPITAL
                                     -------------------------  -------------------------  ----------------------------
                                         AMOUNT         %           AMOUNT         %           AMOUNT          %
                                                                  (DOLLARS IN THOUSANDS)
           Stockholder's equity
             per Bank financial
             statements                $ 72,540                  $ 72,540                     $ 72,540
           Adjustments:
             Net unrealized loss
               on debt securities
               available-for-sale         1,037                     1,037                        1,037
             Nonincludable
               subsidiaries              (1,026)                   (1,026)                      (1,026)
             Nonqualifying
               intangible assets        (10,992)                  (10,992)                     (10,992)
             Qualifying general
               valuation allowance                                                               3,425
                                       --------                  --------                     --------

           Regulatory capital            61,559     6.36 %         61,559      6.36 %           64,984       16.55 %
           Minimum capital
             requirement, under
             FIRREA                      14,523     1.50 %         38,729      4.00 %           31,418        8.00 %
                                       --------     ----         --------      ----           --------        ----

           Excess regulatory
             capital                   $ 47,036     4.86 %       $ 22,830      2.36 %         $ 33,566        8.55 %
                                       ========     ====         ========      ====           ========        ====

        Management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the coming year. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy in the areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

        OTS regulatory capital regulations require that all equity investments in equity securities and real property (except real property used as offices for the conduct of the business and certain real estate owned) be deducted from total capital for purposes of the risk-based capital standard. At June 30, 1997, the Bank's equity investments in real property and subsidiary subject to this deduction amounted to $1,026,000.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


3.      INVESTMENT SECURITIES

        Investment securities are summarized as follows:

                                                                                 JUNE 30, 1997
                                                       ----------------------------------------------------------------
                                                                         GROSS            GROSS          ESTIMATED
                                                          AMORTIZED     UNREALIZED       UNREALIZED        FAIR
                                                            COST         GAINS            LOSSES           VALUE
                                                                               (IN THOUSANDS)
           AVAILABLE-FOR-SALE:
           Stripped mortgage-backed security -
             interest only                               $     228        $  -            $    -              228
           Collateralized mortgage obligations:
             Agency                                         10,887          24                             10,911
             Nonagency                                      16,393          13                33           16,373
           Federal agencies bonds/notes                    119,999                         2,514          117,485
                                                         ---------        ----            ------         --------
                                                         $ 147,507        $ 37            $2,547         $144,997
                                                         =========        ====            ======         ========

           HELD-TO-MATURITY:
           Collateralized mortgage obligations -
             Agency                                      $   5,794        $  9            $    -         $  5,803
           Federal agencies bonds/notes                     21,000                           246           20,754
                                                         ---------        ----            ------         --------
                                                         $  26,794        $  9            $  246         $ 26,557
                                                         =========        ====            ======         ========

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------



                                                                                 JUNE 30, 1996
                                                     ------------------------------------------------------------------
                                                                           GROSS               GROSS          ESTIMATED
                                                        AMORTIZED        UNREALIZED          UNREALIZED         FAIR
                                                          COST             GAINS               LOSSES           VALUE
                                                                                  (IN THOUSANDS)

           AVAILABLE-FOR-SALE:
           Collateralized mortgage obligations:
             Agency                                     $  13,385          $ 138               $     5        $  13,518
             Nonagency
                                                           19,495            244                                 19,739
           Investments in mutual funds
                                                           15,601                                  318           15,283
           Federal agencies bonds/notes                   129,006             26                 4,401          124,631
                                                        ---------          -----               -------        ---------

                                                        $ 177,487          $ 408               $ 4,724        $ 173,171
                                                        =========          =====               =======        =========

           HELD-TO-MATURITY:
           Stripped mortgage-backed security -
             interest only                              $     325          $  10               $     -        $     335
           Collateralized mortgage obligations -
             Agency                                         6,341                                  113            6,228
           Federal agencies bonds/notes                    28,000                                  721           27,279
                                                        ---------          -----               -------        ---------

                                                        $  34,666          $  10               $   834        $  33,842
                                                        =========          =====               =======        =========


                                                                                                          JUNE 30,
                                                                                                   ---------------------
                                                                                                      1997       1996

           Weighted average interest rate at end of period:
             Investment securities held-to-maturity                                                   7.12%      7.04%
                                                                                                      =====      =====
             Investment securities available-for-sale                                                 7.24%      7.21%
                                                                                                      =====      =====

        In conjunction with the implementation of SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, during the quarter ended March 31, 1997, the Company transferred a $250,000 interest only security investment from the held-to-maturity to the available-for-sale classification.

        Gross realized gains and losses on sales of investment securities available-for-sale were $10,000 and $303,000, respectively, for the year ended June 30, 1997. There were no sales of investment securities during the year ended June 30, 1996. Gross realized losses from sales of investment securities available-for-sale were $13,000 for the year ended June 30, 1995.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        As of June 30, 1997, the Company has pledged a $5,000,000 note with Union Bank of California in conjunction with certain deposit accounts.

        The Company's collateralized mortgage obligations are in the form of nonequity debt instruments with stated principal amounts and stated interest rate terms. On a monthly basis, the Company reviews the expected recoverability of its investment in the interest only, stripped, mortgage-backed security.

        At June 30, 1997, investment securities held-to-maturity, with an amortized cost of $26,757,000, have fixed interest rates and $37,000 have adjustable interest rates. At June 30, 1997, investment securities available-for-sale, with an estimated fair value of $117,713,000, have fixed interest rates and $27,284,000 have adjustable interest rates.

        The scheduled maturities of federal agency bonds and notes held-to-maturity and available-for-sale at June 30, 1997 were as follows:

                                                              HELD-TO-MATURITY                AVAILABLE-FOR-SALE
                                                                 SECURITIES                       SECURITIES
                                                        -----------------------------   -------------------------------
                                                                         ESTIMATED                       ESTIMATED
                                                          AMORTIZED        FAIR         AMORTIZED          FAIR
                                                             COST          VALUE          COST             VALUE
                                                                                (IN THOUSANDS)

           Due from one to five years                      $      -      $      -       $   2,999        $   2,988
           Due from five to ten years                        16,000        15,836           5,000            4,916
           Due after ten years                                5,000         4,918         112,000          109,581
                                                           --------      --------       ---------        ---------

                                                           $ 21,000      $ 20,754       $ 119,999        $ 117,485
                                                           =========     ========       =========        =========



        Collateralized    mortgage    obligations   and   the   interest   only,
        mortgage-backed security have been excluded from the above table, as they are not due at a single maturity date.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


4.      MORTGAGE-BACKED SECURITIES

        Mortgage-backed securities are summarized as follows:

                                                                                  JUNE 30, 1997
                                                             ---------------------------------------------------------
                                                                                 GROSS        GROSS      ESTIMATED
                                                                   AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                                     COST        GAINS        LOSSES        VALUE
                                                                                     (IN THOUSANDS)

           AVAILABLE-FOR-SALE:
           Federal National Mortgage Association                  $  23,822      $  496      $    3      $  24,315
           Federal Home Loan Mortgage Corporation                    30,454         325          12         30,767
           Government National Mortgage Association                  54,495          11          95         54,411
                                                                  ---------      ------      ------      ---------

                                                                  $ 108,771      $  832      $  110      $ 109,493
                                                                  =========      ======      ======      =========

           HELD-TO-MATURITY:
           Federal National Mortgage Association                  $  75,627      $   19      $3,456      $  72,190
           Federal Home Loan Mortgage Corporation                     6,581         242                      6,823
           Government National Mortgage Association                  69,161         796          63         69,894
                                                                   --------      ------      ------      ---------

                                                                  $ 151,369      $1,057      $3,519      $ 148,907
                                                                  =========      ======      ======      =========


                                                                                  JUNE 30, 1996
                                                            ----------------------------------------------------------
                                                                               GROSS          GROSS      ESTIMATED
                                                              AMORTIZED      UNREALIZED    UNREALIZED       FAIR
                                                                 COST          GAINS         LOSSES        VALUE
                                                                                 (IN THOUSANDS)
           AVAILABLE-FOR-SALE:
           Federal National Mortgage Association                  $  69,149      $  804      $  903      $  69,050
           Federal Home Loan Mortgage Corporation                    14,953         167          47         15,073
           Government National Mortgage Association                  15,786         350                     16,136
                                                                  ---------      ------      ------         ------

                                                                  $  99,888      $1,321      $  950      $ 100,259
                                                                  =========      ======      ======      =========

           HELD-TO-MATURITY:
           Federal National Mortgage Association                  $  81,515      $   29      $6,859      $  74,685
           Federal Home Loan Mortgage Corporation                    10,454         263                     10,717
           Government National Mortgage Association                  67,293         431         605         67,119
                                                                  ---------      ------      ------      ---------

                                                                  $ 159,262      $  723      $7,464      $ 152,521
                                                                  =========      ======      ======      =========


HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        The weighted average interest rates on mortgage-backed securities held-to-maturity were 6.82% and 6.81% at June 30, 1997 and 1996, respectively. The weighted average interest rates on mortgage-backed securities available-for-sale were 7.14% and 7.46% at June 30, 1997 and 1996, respectively.

        Gross realized gains and losses on sales of mortgage-backed securities were $1,461,000 and $129,000, respectively, for the year ended June 30, 1997. There were no sales of mortgage-backed securities during the years ended June 30, 1996 and 1995.

        As of June 30, 1997 and 1996, the Company has pledged $292,999,000 and $211,154,000, respectively, of real estate loans, mortgage-backed securities and its investment in the capital stock of the FHLB of San Francisco in conjunction with certain advances from the FHLB (Note 10). Additionally, as of June 30, 1997 and 1996, the Company has pledged $7,422,000 and $8,346,000 of mortgage-backed securities in conjunction with interest rate swap transactions with other brokerage agencies (Note
        15).


5.      LOANS RECEIVABLE

        Loans receivable are summarized as follows:

                                                                                                       JUNE 30,
                                                                                           --------------------------------
                                                                                                 1997            1996
                                                                                                   (IN THOUSANDS)

           Real estate loans - collateralized by trust deeds:
             One- to four-family                                                               $355,567        $162,730
             Multi-family                                                                        25,584           5,564
             Commercial                                                                          63,827          46,222
             Construction                                                                        31,566           9,459
             Acquisition, development and land                                                   13,827           7,355
                                                                                               --------        --------

               Real estate loans, gross                                                         490,371         231,330
                                                                                               --------        --------

           Other loans:
             Mobile home loans                                                                    3,642           4,158
             Commercial business loans                                                            5,936
             Home equity lines of credit                                                          3,597
             Loans on deposit accounts                                                            1,179             746
             Other consumer loans                                                                 1,607             149
                                                                                               --------        --------

               Other loans, gross                                                                15,961           5,053
                                                                                               --------        --------


HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


                                                                                                       JUNE 30,
                                                                                         --------------------------------
                                                                                                1997            1996
                                                                                                   (IN THOUSANDS)


           Less:
             Undisbursed loan funds                                                        $(15,841)         $ (5,584)

             Unamortized yield adjustments
                                                                                             (3,563)           (2,570)
             Unamortized loan premiums
                                                                                              2,186
             Allowance for estimated loan losses
                                                                                             (4,780)           (3,068)
                                                                                           --------          --------

                                                                                            (21,998)          (11,222)
                                                                                           --------          --------

                                                                                           $484,334          $225,161
                                                                                           ========          ========

           Weighted average nominal interest rate at end of period                           7.90%           8.09%
                                                                                             =====           =====


        The Company serviced loans for others in the amount of $42,922,000 and $21,175,000 as of June 30, 1997 and 1996, respectively.

        As of June 30, 1997 and 1996, included in loans receivable are adjustable rate loans with principal balances of $347,974,000 and $107,696,000, respectively. Adjustable rate loans are indexed primarily to the Federal Home Loan Bank's Eleventh District cost of funds index and to various U.S. Treasury-related indices, particularly the U.S. Treasury One-Year Constant Maturities Index.

        Activity in the allowance for estimated loan losses is summarized as follows:


                                                                                         YEAR ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                   1997       1996       1995
                                                                                            (IN THOUSANDS)

           Balance, beginning of year                                             $3,068     $2,694     $2,682
           Provision for estimated loan losses                                       384      1,054      1,202
           Allowance established at acquisition
              of Palm Springs Savings Bank                                         2,963
           Charge-offs                                                            (1,712)      (680)    (1,190)
           Recoveries                                                                 77
                                                                                  ------     ------     ------

           Balance, end of year                                                   $4,780     $3,068     $2,694
                                                                                  ======     ======     ======


HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------



        A summary of loan activities of executive officers and directors is as follows:

                                                                                                    YEAR ENDED
                                                                                                     JUNE 30,
                                                                                              -----------------------
                                                                                                   1997      1996
                                                                                                     (IN THOUSANDS)

           Balance, beginning of year                                                              $483      $455
           New loans                                                                                  7       116
           Repayments, including payoffs                                                           (129)      (88)
                                                                                                   ----      ----

           Balance, end of year                                                                    $361      $483
                                                                                                   ====      ====


        The majority of the Company's loans are collateralized by real estate in southern California.

        Impairment of loans having recorded balances of $16,326,000 and $8,935,000 at June 30, 1997 and 1996, respectively, has been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. The average recorded investment in impaired loans during the years ended June 30, 1997 and 1996 was $16,247,000 and $8,257,000, respectively. The total allowance for loan losses related to these loans was $1,503,000 and $1,224,000 at June 30, 1997 and 1996, respectively. At June 30, 1997 and 1996, loans totaling $5,694,000 and $7,634,000, respectively, with specific reserves of $388,000 and $1,038,000, respectively, that the Company has classified as impaired, are performing in accordance with the terms of their contractual agreements. Interest income on impaired loans of $925,000 and $707,000 was recognized in the years ended June 30, 1997 and 1996, respectively.

        Nonaccrual loans totaled $5,217,000, $1,301,000 and $2,281,000 as of
        June 30, 1997, 1996 and 1995, respectively. If nonaccrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $438,000, $124,000 and $177,000, instead of interest income actually recognized of $169,000, $83,000 and $100,000, for the years ended June 30, 1997, 1996 and 1995, respectively.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


6.      ACCRUED INTEREST RECEIVABLE

        Accrued interest receivable is summarized as follows:

                                                                                                      JUNE 30,
                                                                                             ---------------------------
                                                                                                 1997         1996
                                                                                                   (IN THOUSANDS)

           Investment securities available-for-sale                                              $2,426      $2,722
           Mortgage-backed securities available-for-sale                                            678         682
           Investment securities held-to-maturity                                                   500         510
           Mortgage-backed securities held-to-maturity                                              873         944
           Loans receivable                                                                       2,854       1,364
           Other                                                                                      1          38
                                                                                                 ------      ------

                                                                                                 $7,332      $6,260
                                                                                                 ======      ======


7.      PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

                                                                                                     JUNE 30,
                                                                                          ------------------------------
                                                                                               1997           1996
                                                                                                 (IN THOUSANDS)

           Land                                                                               $1,956         $1,729
           Buildings                                                                           5,464          4,870
           Leasehold improvements                                                              2,670          1,164
           Furniture, fixtures and equipment                                                   6,909          4,443
           Automobiles                                                                            95             86
                                                                                              ------         ------

                                                                                              17,094         12,292
           Less accumulated depreciation and amortization                                     (8,805)        (5,714)
                                                                                              ------         ------

                                                                                              $8,289         $6,578
                                                                                              ======         ======

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


8.      REAL ESTATE OWNED

        Real estate owned is summarized as follows:

                                                                                                      JUNE 30,
                                                                                             ---------------------------
                                                                                                 1997         1996
                                                                                                   (IN THOUSANDS)

           Real estate acquired through foreclosure                                             $ 6,318      $ 1,460
           Less allowance for estimated real estate losses                                       (1,020)        (381)
                                                                                                -------      -------

                                                                                                $ 5,298      $ 1,079
                                                                                                =======      =======


           Real estate acquired for sale or investment                                          $   995      $ 2,532
           Less allowance for estimated real estate losses                                         (577)      (1,536)
                                                                                                -------      -------

                                                                                                $   418      $   996
                                                                                                =======      =======



        Activity in the allowance for estimated real estate losses is summarized as follows:



                                                                                          YEAR ENDED JUNE 30,
                                                                                ----------------------------------------
                                                                                    1997         1996         1995
                                                                                            (IN THOUSANDS)

           REAL ESTATE ACQUIRED THROUGH FORECLOSURE:
           Balance, beginning of year                                             $   381     $   532     $   988
           Provision for estimated real estate losses                                 148         123          91
           Charge-offs, net of recoveries                                                        (274)       (547)
           Allowance established at acquisition of
              Palm Springs Savings Bank                                               491
                                                                                  -------     -------     -------

           Balance, end of year                                                   $ 1,020     $   381     $   532
                                                                                  =======     =======     =======


           REAL ESTATE ACQUIRED FOR SALE OR INVESTMENT:
           Balance, beginning of year                                             $ 1,536     $ 1,395     $   853
           Provision for estimated real estate losses                                  49         141         542
           Charge-offs, net of recoveries                                          (1,008)
                                                                                  -------     -------     -------

           Balance, end of year                                                   $   577     $ 1,536     $ 1,395
                                                                                  =======     =======     =======


HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

        Loss from real estate operations, net is summarized as follows:

                                                                                           YEAR ENDED JUNE 30,
                                                                                   -------------------------------------
                                                                                       1997      1996       1995
                                                                                            (IN THOUSANDS)

           Gain on sales of real estate                                               $ 162     $ 200      $ 182
           Net real estate operating costs                                             (222)     (292)      (175)
           Provision for estimated real estate losses                                  (197)     (264)      (633)
           Direct write-offs                                                            (53)     (142)      (121)
                                                                                      -----     -----      -----

                                                                                      $(310)    $(498)     $(747)
                                                                                      =====     =====      =====


9.      DEPOSIT ACCOUNTS

        Deposit accounts are summarized as follows:

                                                                                     JUNE 30,
                                                          ----------------------------------------------------------------
                                                                       1997                            1996
                                                          -----------------------------   --------------------------------
                                                                             WEIGHTED                         WEIGHTED
                                                                             AVERAGE                           AVERAGE
                                                                BALANCE      INTEREST         BALANCE          INTEREST
                                                             (IN THOUSANDS)    RATE        (IN THOUSANDS)        RATE

           Noninterest-bearing accounts                        $ 30,855          - %         $  7,746             - %
           NOW accounts                                          42,916        1.08%           35,448           1.18%
           Savings accounts                                     111,742        3.22%           64,257           2.71%
           Money market investment accounts                      38,620        3.50%           33,434           3.23%
           Certificate accounts*                                615,522        5.70%          528,840           5.52%
                                                               --------       -----          --------           -----

                                                               $839,655                      $669,725
                                                               ========                      ========

           Weighted average nominal interest
             rate at period-end                                                4.84%                            4.86%
                                                                               =====                            =====


          *  At June 30, 1997 and 1996, included in certificate accounts are 980 and 724 accounts totaling $109,980,000 and $82,598,000, respectively, with  balances of $100,000 or more.


HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------




                                                                                        YEAR ENDED JUNE 30,
                                                                            --------------------------------------------
                                                                                1997           1996           1995
                                                                                          (IN THOUSANDS)

           NOW accounts                                                      $     501      $     357      $     395
           Savings accounts                                                      3,195          1,499          1,269
           Money market investment accounts                                      1,063            879            935
           Certificate accounts                                                 33,324         21,046         18,029
                                                                             ---------      ---------      ---------

                                                                             $  38,083      $  23,781      $  20,628
                                                                             =========      =========      =========

        Certificate accounts are scheduled to mature as follows:

                                                                                                   JUNE 30,
                                                                                      --------------------------------
                                                                                            1997              1996
                                                                                                (IN THOUSANDS)

           Within one year                                                               $  471,996        $  428,902
           Within two years                                                                  92,100            64,333
           Within three years                                                                30,053            21,287
           Within four years                                                                  5,240             7,685
           Within five years                                                                 12,786             4,865
           Thereafter                                                                         3,347             1,768
                                                                                         ----------        ----------

                                                                                         $  615,522        $  528,840
                                                                                         ==========        ==========

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


10.     ADVANCES FROM THE FEDERAL HOME LOAN BANK

        At June 30, 1997, advances of $50,000,000 from the FHLB are scheduled to mature in 1998.

        The following summarizes activities in advances from the FHLB:


                                                                                                   YEAR ENDED
                                                                                                    JUNE 30,
                                                                                         -------------------------------
                                                                                              1997           1996
                                                                                             (DOLLARS IN THOUSANDS)

           Average amount outstanding during the period                                     $  60,769      $  103,333
                                                                                            =========      ==========

           Maximum amount outstanding at any month-end
              during the period                                                             $  70,000      $  120,000
                                                                                            =========      ==========

           Weighted average interest rate during the period                                   5.15 %          5.36%
                                                                                              =====           ====

           Weighted average interest rate at the end of the period                            4.97 %          5.20%
                                                                                              ====            ====


11.     OTHER BORROWINGS

        From time to time, the Company enters into reverse repurchase and dollar
        reverse   repurchase   agreements  on  investment  and   mortgage-backed
        securities.



        The following is a summary of  activities in such  agreements as of June
        30, 1996:

           Average amount outstanding during the period                                                      $ 24,719
                                                                                                             ========

           Maximum amount outstanding at any month-end
             during the period                                                                               $ 49,438
                                                                                                             ========

           Weighted average interest rate during the period                                                    5.48 %
                                                                                                               ====

        The Company enters into reverse repurchase and dollar reverse repurchase agreements only with primary government securities dealers. The lender maintains possession of the collateral securing these agreements.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


12.     INCOME TAXES

        Income taxes are summarized as follows:



                                                                                          YEAR ENDED JUNE 30,
                                                                                ----------------------------------------
                                                                                   1997        1996         1995
                                                                                            (IN THOUSANDS)

           Current tax (benefit) expense:
             Federal                                                             $  (172)     $  632      $ (574)
             State
                                                                                       3          42           2
                                                                                 -------      -------      -----

                                                                                    (169)        674        (572)

           Deferred tax (benefit) expense:
             Federal                                                              (1,118)        284         219
             State                                                                  (475)        171
                                                                                 -------      ------       -----

                                                                                  (1,593)        455         219
                                                                                 -------      ------       -----

                                                                                 $(1,762)     $1,129       $(353)
                                                                                 =======      ======       =====



        A reconciliation from the statutory federal income tax rate to the consolidated effective income tax rate follows:




                                                                                          YEAR ENDED JUNE 30,
                                                                                ----------------------------------------
                                                                                   1997        1996         1995
                                                                                            (IN THOUSANDS)

         Statutory federal inicome tax rate                                        (35.0)%      35.0%      (35.0)%
         State franchise tax, net of federal income tax benefit                     (7.3)        4.5         0.2
         Other                                                                       1.1        (1.8)        1.1
                                                                                  ------       -----      ------
                                                                                   (41.2)%      37.7%      (33.7)%
                                                                                  ======       =====      ======



HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        At June 30, 1997, 1996 and 1995, the deferred components of the Company's total income tax liabilities (assets), as included in the consolidated statements of financial condition, are summarized as follows:


                                                                                        YEAR ENDED JUNE 30,
                                                                             -------------------------------------------
                                                                                 1997          1996           1995
                                                                                           (IN THOUSANDS)

           Deferred tax liabilities:
             Federal Home Loan Bank stock dividends                           $  1,465      $  1,300       $  1,164
             Depreciation                                                                        359            383
             Prepaid pension, net                                                                136            100
             Capitalized interest                                                   15            47             48
             Loan fees                                                             122
             Net unrealized gains on securities available-for-sale                                              548
             Purchase accounting adjustments - Palm Springs                      4,404
             Other                                                                 276           354            145
                                                                              --------       -------        -------

                 Gross deferred tax liabilities                                  6,282         2,196          2,388


           Deferred tax assets:
             Net unrealized losses on securities available-for-sale               (738)       (1,635)
             Bad debt reserve                                                   (1,479)         (893)          (727)
             Loan fees                                                                          (405)          (622)
             Provision for losses                                                 (262)         (700)          (636)
             Premium/discount on loans                                                          (104)          (104)
             Real estate investments                                                             (72)           (72)
             State taxes                                                          (180)          (29)
             California net operating loss                                        (209)                        (190)
             Deferred gain on branch sale                                         (191)         (205)
             Depreciation                                                         (391)
             Prepaid pension, net                                               (1,655)
             Goodwill - Hawthorne                                                 (212)
             Other                                                                  (4)
                                                                              --------       -------        -------

               Gross deferred tax assets                                        (5,321)       (4,043)        (2,351)

           Valuation allowance                                                     424           424            268
                                                                              --------       -------        -------

               Net deferred tax liability (asset)                             $  1,385       $(1,423)       $   305
                                                                              ========       =======        =======

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        Gross deferred tax assets are primarily expected to be realized in 1998 and 1999.

        Valuation allowances under SFAS No. 109 have been provided for state purposes to the extent uncertainty exists as to the recoverability of the deferred tax assets. As of June 30, 1997, 1996 and 1995, valuation allowances were provided for a portion of the net deferred state tax assets. Future reductions in the valuation allowance will be dependent upon a more-likely-than-not expectation of recovery of tax benefits.

13.     BENEFIT PLANS

        DEFINED BENEFIT PLAN - The Bank maintains a noncontributory, defined-benefit pension plan covering all employees who meet both minimum age and length of service requirements and a nonqualified, supplemental benefit plan for certain qualified officers. The Company has determined to terminate the defined benefit plan. As a result of the termination, an additional $2,991,000 in expense was recorded as of June 30, 1997, including the acceleration of expense recognition of $1,236,000 in prepaid pension plan expense. Termination of the Plan is expected in fiscal year ended June 30, 1998. Costs under the defined-benefit pension plan are calculated and funded under the Projected Unit Credit Actuarial Cost Method, which includes amortization of past service costs. The Bank's funding policy is to fund pension costs within the minimum/maximum contribution permitted under Employment Retirement Income Security Act of 1974 ("ERISA"), as calculated by the actuaries.

        Net pension cost consists of the following:


                                                                                          YEAR ENDED JUNE 30,
                                                                                 ------------------------------------
                                                                                       1997       1996       1995
                                                                                              (IN THOUSANDS)

           Service cost benefits earned during the year                              $  202       $348       $387
           Interest cost on projected benefit obligations                               607        524        483
           Actual return on Plan assets                                                (640)      (971)      (817)
           Net amortization and deferral                                                (45)       434        456
           Adjustment to recognize the effect of curtailment                          2,891
                                                                                     ------       ----       ----

                                                                                     $3,015       $335       $509
                                                                                     ======       ====       ====



HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        The following  table sets forth the funded status of the Defined Benefit
        Plan:



                                                                                        YEAR ENDED JUNE 30,
                                                                          --------------------------------------------
                                                                                1997          1996           1995
                                                                                          (IN THOUSANDS)

           Accumulated benefit obligation:
             Vested                                                          $(10,125)      $(6,608)       $(5,772)
             Nonvested                                                         (1,040)         (323)          (328)

                                                                             $(11,165)      $(6,931)       $(6,100)
                                                                             ========       =======        =======

           Projected benefit obligation for service to June 30               $(11,165)      $(8,422)       $(7,102)
           Plan assets at fair value at June 30                                 8,593         8,252          7,148
                                                                             --------       -------        -------

           Projected benefit obligation (in excess of) less than
             Plan assets                                                       (2,572)         (170)            46

           Unrecognized net loss                                                1,367         1,382          1,024
           Unrecognized net asset at July 1, 1986 being recognized
              over 15 years                                                       (71)          (89)          (106)
           Unrecognized prior service cost                                                      113            147
                                                                             --------       -------        -------

           (Pension liability) prepaid pension cost recognized in
             consolidated statements of financial condition                  $ (1,276)      $ 1,236        $ 1,111
                                                                             ========       =======        =======



        The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.4% in 1997 and 7.5% in 1996 and 1995. The expected long-term rate of return on assets was 8.5% in 1997, 1996 and 1995.

        EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST - The Company established for eligible employees an Employee Stock Ownership Plan and Trust (ESOP) which became effective upon the conversion of the Bank from a mutual to a stock association (the Conversion). Eligible full-time and eligible part-time employees employed with the Bank who have been credited with at least 1,000 hours during a 12-month period and who have attained age 21 are eligible to participate.

        The ESOP subscribed for 7% (or 462,875) of the shares of common stock issued in the Conversion pursuant to the subscription rights granted under the ESOP plan. On June 30, 1995, the ESOP borrowed $3,703,000 from the Company in order to fund the purchase of common stock. The loan to the ESOP will be repaid principally from the Company's contributions to the ESOP over a period of

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        ten years and the collateral for the loan is the common stock purchased by the ESOP. The interest rate for the ESOP loan is 9%. At June 30, 1997 and 1996, the outstanding balance of the loan was $2,962,400 and $3,332,700 and a total of 100,231 and 46,288, respectively, shares of common stock were cumulatively allocated to employee accounts.

        Shares purchased by the ESOP will be held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan will be allocated among participants on the basis of compensation in the year of allocations. Benefits generally become 100% vested after an employee's five years of credited service. Prior to the completion of five years of credited service, a participant who terminates employment for reasons other than death, retirement or disability will not receive any benefit. Benefits are payable upon death, retirement or disability.

        The expenses related to the ESOP for the year ended June 30, 1997 and 1996 were approximately $708,000 and $665,000, respectively. At June 30, 1997 and 1996, unearned compensation related to the ESOP approximated $2,651,000 and $3,147,000, respectively, and is shown as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition.

        DEFERRED COMPENSATION PLAN - The Bank maintains a nonqualified deferred compensation plan (Deferred Compensation Plan) with certain directors, whereby such directors may defer all or a portion of compensation otherwise currently payable in exchange for the receipt at the time they cease to serve as directors of the Bank, with a benefit at the time of retirement as provided for in the Plan. Amounts deferred under this program will earn interest, compounded annually, based on the highest certificate account rate (excluding accounts requiring deposits of $100,000 or more) in effect on January 1 of each year of the deferral or distribution period. Directors may defer compensation for any number of years, designated in advance. The Deferred Compensation Plan provides that benefits are to be paid in a lump sum or annual installments over a period of years determined by the Bank, at its discretion. The Deferred Compensation Plan also provides that directors may elect to have their deferred compensation, or any portion thereof, invested in stock of the Company. Included in accounts payable and other liabilities at June 30, 1997 and 1996 are $332,000 and $524,000, respectively, of deferrals related to the Deferred Compensation Plan.

        DIRECTORS' RETIREMENT PLAN - The Bank and Company maintain a retirement plan for those directors who have completed ten years of service or who have both attained the age of 65 and had five years of consecutive service as a director (Directors' Retirement Plan). The Directors' Retirement Plan provides that a participant will receive monthly benefits until death, equal to 60% of the basic monthly director's fee such participant received for the last month in which they served as director. Upon the retired participant's death, 50% of their benefit shall continue to be paid to their surviving spouse for the balance of the spouse's life. If the participant dies while still serving as a director, 50% of the monthly retirement benefit that said participant would have received had they retired the day

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        immediately preceding the date of their death shall be paid to their surviving spouse for the balance of the spouse's life. The Directors' Retirement Plan was terminated effective March 31, 1995, and consequently, no new directors will be entitled to benefits under this plan.

        Net pension cost for the Director's Retirement Plan consists of the following:



                                                                                          YEAR ENDED JUNE 30,
                                                                                    ------------------------------
                                                                                       1997      1996      1995
                                                                                            (IN THOUSANDS)

           Service cost benefits earned during the year                                 $  9      $  8     $ 18
           Interest cost on projected benefit obligations                                 46        44       46
           Net amortization and deferral                                                  15         9        2
                                                                                        ----      ----     ----

                                                                                        $ 70      $ 61     $ 66
                                                                                        ====      ====     ====


        The following table sets forth the funded status of the Directors' Retirement Plan:




                                                                                                 JUNE 30,
                                                                                   -----------------------------------
                                                                                      1997       1996        1995
                                                                                              (IN THOUSANDS)

           Accumulated benefit obligation -
             Vested                                                                  $ (594)    $ (602)    $ (659)
                                                                                     -------     -------    -------

                                                                                     $ (594)    $ (602)     $ (659)
                                                                                     =======    ======      ======

           Projected benefit obligation for service to June 30                       $ (642)    $ (638)     $ (659)
           Unrecognized net gain                                                        (18)       (37)        (23)
           Unrecognized net obligation at July 1, 1986
             being recognized over 15 years
                                                                                         62         78          93
                                                                                     ------     ------      ------

           Pension liability cost recognized in consolidated
             statements of financial condition                                       $ (598)    $ (597)     $ (589)
                                                                                     ======     ======      ======


        The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1997, 1996 and 1995.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

        RETIREMENT RESTORATION PLAN - The Bank has implemented a nonqualified retirement plan to provide any qualifying executive with additional retirement benefits. The Company has determined to terminate the Retirement Restoration Plan. As a result of the termination, an additional $9,000 in expense was recorded as of June 30, 1997. Termination of the Retirement Restoration Plan is expected in fiscal year ended June 30, 1998. The benefits provided under such Plan will make up the benefits lost to the participant due to application of limitations on compensation and maximum benefits applicable to the Bank's tax-qualified, defined-benefit plan. Benefits will be provided under the Retirement Restoration Plan at the same time and in the same form as the benefits will be provided under the Bank's tax-qualified, defined-benefit plan.

        Net pension cost for the Retirement Restoration Plan consists of the following:


                                                                                                         JUNE 30,
                                                                                                 ------------------------
                                                                                                     1997        1996
                                                                                                      (IN THOUSANDS)

           Immediate recognition of initial liability                                                 $ -         $87
           Interest cost on projected benefit obligations                                               7
           Adjustment to recognize the effect of curtailment                                            7
                                                                                                      ---         ---

                                                                                                      $14         $87
                                                                                                      ===         ===


        The following table sets forth the funded status of the Retirement Restoration Plan:

                                                                                                        JUNE 30,
                                                                                                ------------------------
                                                                                                    1997        1996
                                                                                                    (IN THOUSANDS)



           Accumulated benefit obligation -
             Vested                                                                              $  (101)    $  (87)
                                                                                                 -------     ------

                                                                                                 $  (101)    $  (87)
                                                                                                 =======     ======

           Projected benefit obligation for service to June 30                                   $  (101)    $  (87)
                                                                                                --------     ------

           Pension liability cost recognized in consolidated
             statement of financial condition                                                    $  (101)    $ (87)
                                                                                                 =======     =====


HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1997 and 1996.

        STOCK BENEFIT PLANS - The Company maintains the amended and restated HF Bancorp, Inc. Stock-Based Incentive Plan (the Plan), which amends the HF Bancorp, Inc. 1995 Master Stock Option Plan and the 1995 Hemet Federal Savings & Loan Association 1995 Master Stock Compensation Plan, which were both adopted on January 11, 1996.

        The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for the Plan. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount the director or employee must pay to acquire the stock. Because the Plan provides for the issuance of options at a price of no less than the fair market value at the date of grant, no compensation cost has been recognized for the stock option components of the Plan.

        Had compensation costs for the stock option components of the Plan been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting For Stock Based Compensation, the Company's net (loss) income and (loss) earnings per share would have been (increased) reduced to the pro forma amounts indicated below:



                                                                                                YEAR ENDED JUNE 30,
                                                                                        ---------------------------------
                                                                                             1997             1996
                                                                                                 (IN THOUSANDS,
                                                                                             EXCEPT PER SHARE DATA)



           Net (loss) income:
             As reported                                                                  $   (2,516)     $    1,947
             Pro forma
                                                                                              (2,790)          1,831

           Primary (loss) earnings per common share:
             As reported                                                                  $    (0.44)     $     0.33
             Pro forma                                                                    $    (0.48)     $     0.31

           Shares utilized in EPS calculations                                             5,755,859       5,953,823



        STOCK OPTION COMPONENT OF THE PLAN - Pursuant to the terms of the Plan, 661,250 shares of HF Bancorp, Inc. common stock are reserved for issuance under the stock option components of the Plan. Of these 661,250 shares, 547,550 are reserved for grant as Incentive Stock Options and 113,700 shares are reserved for grant as Nonstatutory Stock Options. To the extent that options are granted under the Plan, the shares underlying such options are unavailable for any other use including future grants under the Plan, except that options which terminate, expire, or are forfeited without having been exercised may be recycled into new grants.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------



        NONSTATUTORY STOCK OPTIONS - Nonstatutory Stock Options may be granted to employees and outside directors. The exercise price of each Nonstatutory Stock Option is determined by the Board of Directors; and may not be less than the fair market value of HF Bancorp, Inc. common stock on the date of grant. The term of each Nonstatutory Stock Option shall be determined by the Board of Directors, but in no case shall such term exceed 10 years from the date of grant. Nonstatutory Stock Options vest and are exercisable as determined by the Board of Directors. However, all Nonstatutory Options granted will be immediately vested and exercisable in the event the optionee terminates his employment due to death, disability, or a change in control of Hemet Federal Savings & Loan or HF Bancorp, Inc. In the event optionee's employment is terminated for cause, all optionee rights under the optionee's Nonstatutory Options expire immediately. In the event optionee terminates his employment due to reasons other than death, disability, a change in control, and termination for cause, optionee's Nonstatutory Stock Options shall be exercisable only to the extent that such options were exercisable at the date of termination, and for a period of three months following termination except in the case of retirement, which provides for an exercise period of twelve months following termination.

        The Nonstatutory Stock Options do not provide for the granting of stock appreciation rights; however, all options were granted in tandem with limited stock appreciation rights exercisable in the event of a change in control of Hemet Federal Savings & Loan or HF Bancorp, Inc., as defined by the Plan.

        INCENTIVE STOCK OPTIONS - Incentive Stock Options may be granted to employees. The exercise price of each Incentive Stock Option is determined by the Board of Directors, but may not be less than the fair market value of HF Bancorp, Inc. common stock on the date of grant. The term of each Incentive Stock Option shall be determined by the Board of Directors, but in no case shall such term exceed 10 years from the date of grant. Incentive Stock Options vest and are exercisable as determined by the Board of Directors. The Board of Directors may select various conditions or performance goals which must be satisfied prior to the Incentive Stock Options' becoming exercisable. Incentive Stock Options are designed to comply with Section 422 of the Internal Revenue Code
        (IRC). However, any Incentive Stock Options failing to qualify under the IRC are converted to Nonstatutory Stock Options.

        All Incentive Stock Options granted will be immediately vested and exercisable in the event the optionee terminates his employment due to death, disability, or a change in control of Hemet Federal Savings & Loan or HF Bancorp, Inc. In the event the optionee's employment is terminated for cause, all optionee rights under the optionee's Incentive Stock Options expire immediately. In the event the optionee terminates his employment due to reasons other than death, disability, a change in control, and termination for cause, optionee's Incentive Stock Options shall be exercisable only to the extent that such options were exercisable at the date of termination, and for a period of three months following termination except in the case of retirement, which provides for an exercise period of twelve months following termination (although, in the event of retirement, exercising after three months will result in a loss of incentive stock option treatment under the IRC). The Incentive Stock Options do not provide for the granting of stock appreciation rights; however, all options were granted in tandem with limited stock appreciation rights exercisable in the event of a change in control of Hemet Federal Savings & Loan or HF Bancorp, Inc., as defined by the Plan.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------



        The Stock Option components of the Plan as of June 30, 1997 and 1996, and changes during the years then ended, consist of the following:



                                                                                     JUNE 30,
                                                             ----------------------------------------------------------
                                                                  1997                          1996
                                                             ----------------------------  ----------------------------
                                                                              WEIGHTED                      WEIGHTED
                                                                              AVERAGE                       AVERAGE
                                                                              EXERCISE                      EXERCISE
                                                               SHARES          PRICE           SHARES        PRICE
           Options outstanding at the
             beginning of the fiscal year                     595,340        $ 10.04             -         $    -


                Granted                                        44,000          10.06          595,340        10.04
                Canceled                                      116,155           9.97
                Exercised

           Options outstanding at
             fiscal year end                                   523,185         10.06          595,340        10.04

           Options exercisable at
             fiscal year end                                   109,183         10.04

           Weighted average remaining
           Contractual life of options
             outstanding at fiscal year end                   8.5 years                      9.5 years

           Weighted average information
             for options granted during the
             fiscal year:

           Fair value                                            $4.37                          $4.05

           Assumptions utilized in the
             Black-Scholes option-pricing
             model:
             Dividend yield                                       0.00 %                         0.00 %
             Expected stock price volatility                     18.30 %                        18.30 %
             Risk-free interest rate                              6.52 %                         5.65 %
             Expected option lives                              8 years                        8 years


        Options to purchase 138,065 and 65,910 shares were available for future grants as of June 30, 1997 and June 30, 1996, respectively.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        At the July 24, 1997 Board of Directors meeting, 99,000 options for the purchase of shares were issued at the then-current market price of HF Bancorp, Inc. common stock ($14.34), leaving 39,065 shares available for future option grants.

        STOCK AWARD COMPONENT OF THE PLAN - The Company established the stock award component of the Plan as a method of providing directors, officers, and employees with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company and to improve the performance of the Company. The Company contributed $1,983,750 from available liquid assets on February 28, 1996 to purchase 198,375 shares in the open market at an average cost of $10.00 per share. This contribution represents deferred compensation which is initially recorded as a reduction in stockholders' equity and then is ratably charged to compensation expense over the vesting period of the actual stock awards.

        The Plan provides for two types of stock awards: time-based grants and performance-based grants. Outside directors of the Company receive time-based grants, which vest on a straight-line basis over the applicable period, as determined by the Board of Directors. Employees are eligible for both time-based grants and performance-based grants. Vesting of performance-based grants is dependent upon achievement of the criteria established by the Board of Directors for each stock award.

        All stock awards granted will be immediately vested and exercisable in the event the award recipient terminates his employment due to death, disability, or a change in control of Hemet Federal Savings & Loan or HF Bancorp, Inc. In the event the award recipient terminates his employment due to any reason other than death, disability, or a change in control, all unvested stock awards become null and void.

        During the fiscal years ended June 30, 1997 and 1996, the Company recorded $354,000 and $198,000, respectively, in compensation expense related to the stock award component of the Plan. During the fiscal year ended June 30, 1995, no compensation expense was recorded related to the Plan.


        A summary of the status of the stock award component of the Plan as of June 30, 1997 and 1996, and changes during the years ended on those dates, is presented below:

                                                                                                    JUNE 30,
                                                                                          ------------------------------
                                                                                               1997           1996

           Stock awards outstanding at the beginning of the fiscal year                       195,075           -

             Granted                                                                                         195,075
             Canceled                                                                          35,894
             Vested                                                                            37,954

           Stock awards outstanding at the end of the fiscal year                             121,227        195,075

           Available for future awards at the end of the fiscal year                           39,194          3,300


HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

        At the July 24, 1997 Board of Directors meeting, 33,300 shares were granted, leaving 5,894 shares available for future stock awards.

14.     COMMITMENTS AND CONTINGENCIES

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business, in order to meet the financing needs of its customers. These financial instruments represent commitments to fund loans. Commitments are issued following the Company's evaluation of each applicant's creditworthiness on a case-by-case basis. At June 30, 1997, the Company had outstanding loan funding commitments of $10,129,000, substantially all of which were adjustable rate commitments. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Also, external market forces impact the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements.

        As of June 30, 1997, minimum future operating lease commitments of the Company for real and personal property are as follows:



           First year                                            $     897,000
           Second year                                                 740,000
           Third year                                                  584,000
           Fourth year                                                 520,000
           Fifth year                                                  513,000
           Thereafter                                                2,987,000
                                                                  ------------

                                                                  $  6,241,000
                                                                  ============


        Included in general and administrative expenses are rents and other leasehold expenses which approximated $928,000, $520,000 and, $468,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

        The Company is involved in litigation concerning various transactions entered into during the normal course of business. Management does not believe that settlement of such litigation will have a material effect on the Company's financial position or results of operations.

        The Company has negotiated employment agreements with its chief executive and operating officers. The employment agreements provide for the payment of severance benefits upon termination.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

15.     INTEREST RATE RISK MANAGEMENT - OFF-BALANCE SHEET ACTIVITIES

        From 1987 to 1993, the Company entered into various interest rate exchange agreements in order to reduce the interest rate risk associated with long-term fixed-rate mortgages and short-term liabilities. These agreements were designated as hedges of short-term liabilities, specifically deposit accounts with no specified maturity date or with maturity dates of less than one year which were expected to be renewed or replaced with other deposits upon their maturity.

        The Company pays a fixed rate and earns a variable rate, three-month LIBOR on interest rate swap agreements with notional amounts of $35,000,000 as of June 30, 1997 and 1996, and $110,000,000 as of June
        30, 1995. The agreements are due to mature on various dates through 1999. At June 30, 1997, 1996 and 1995, the weighted average fixed-payment rate and variable-payment received rate were 8.72% and 5.85%, 8.72% and 5.49% and 9.17% and 6.15%, respectively.

        At June 30, 1997, outstanding notional amounts and maturity dates of interest rate exchange agreements are summarized as follows:

                                                                                       NOTIONAL
                                                                                        AMOUNT
           INTEREST RATE SWAPS                                                      (IN THOUSANDS)

           Maturity date:
             January 6, 1999                                                         $ 20,000
             January 30, 1999                                                          15,000
                                                                                     --------

                                                                                     $ 35,000
                                                                                    =========

        Net interest expense (income) recorded by the Company on interest rate swap, cap and floor agreements is summarized as follows:

                                                                                          YEAR ENDED JUNE 30,
                                                                                ----------------------------------------
                                                                                    1997         1996         1995
                                                                                            (IN THOUSANDS)

           Interest rate swaps                                                     $1,061      $1,217     $4,452
           Interest rate caps                                                                                106
           Interest rate floors, net of amortization                                                         (32)
           Amortization of deferred loss on swap termination                        1,811       1,975
                                                                                   ------      ------     ------

                                                                                   $2,872      $3,192     $4,526
                                                                                   ======      ======     ======



HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        There are certain risks associated with swaps, floors and caps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the interest-rate swap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into interest-rate swap, floor and cap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such swaps and caps, and the correlation between the hedged liabilities and indices utilized. There is no assurance that, in the event interest rates change, the swaps, floors and caps will move on the same basis or in the same amounts as its cost of funds.

        On July 10, 1995, the Company terminated four interest-rate swap agreements with an aggregate outstanding notional amount of $60,000,000. At June 30, 1995, the weighted average fixed-payment rate and variable-payment received rate were 9.53% and 6.11%, respectively. The Company paid a termination fee of $4,856,000 which has been deferred and is being amortized over the remaining terms of the respective swap agreements.


16.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following disclosures of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------



        The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


                                                                                                   JUNE 30, 1997
                                                                                          --------------------------------
                                                                                              CARRYING        ESTIMATED
                                                                                               AMOUNT        FAIR VALUE
                                                                                                   (IN THOUSANDS)

           ASSETS:
           Cash and cash equivalents                                                          $  18,411       $  18,411
           Investment securities available-for-sale                                             144,997         144,997
           Mortgage-backed securities available-for-sale                                        109,463         109,463
           Investment securities held-to-maturity                                                26,794          26,557
           Mortgage-backed securities held-to-maturity                                          151,369         148,907
           Loans receivable                                                                     484,334         487,902
           Loans held-for-sale                                                                      335             348
           Federal Home Loan Bank stock                                                           6,224           6,224

           LIABILITIES:
           Term deposit accounts                                                              $ 615,522       $ 615,922
           Other deposit accounts                                                               224,133         224,133
           Advances from the Federal Home Loan Bank                                              50,000          49,271

           OFF-BALANCE SHEET UNREALIZED GAINS (LOSSES):
           Commitments                                                                                        $       3
           Interest-rate swap agreements                                                                        (1,473)



                                                                                                    JUNE 30, 1996
                                                                                          --------------------------------
                                                                                              CARRYING        ESTIMATED
                                                                                               AMOUNT        FAIR VALUE
                                                                                                    (IN THOUSANDS)


           ASSETS:
           Cash and cash equivalents                                                         $  100,633      $  100,633
           Investment securities available-for-sale                                             173,171         173,171
           Mortgage-backed securities available-for-sale                                        100,259         100,259
           Investment securities held-to-maturity                                                34,666          33,842
           Mortgage-backed securities held-to-maturity                                          159,262         152,521
           Loans receivable                                                                     225,161         229,195
           Federal Home Loan Bank stock                                                           4,436           4,436



HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


                                                                                                   JUNE 30, 1996
                                                                                         --------------------------------
                                                                                              CARRYING        ESTIMATED
                                                                                               AMOUNT        FAIR VALUE
                                                                                                   (IN THOUSANDS)

           LIABILITIES:
           Term deposit accounts                                                              $ 528,840       $ 530,453
           Other deposit accounts                                                               140,885         140,885
           Advances from the Federal Home Loan Bank                                              70,000          68,066

           OFF-BALANCE SHEET UNREALIZED GAINS (LOSSES):
           Commitments                                                                                        $       9
           Interest-rate swap agreements                                                                         (2,063)



        The estimated fair values of investment securities and mortgage-backed securities are based on quoted market prices or dealer quotes. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

        The fair value of loans receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of nonperforming loans with a principal balance of approximately $5,217,000 and $1,301,000 at June 30, 1997 and 1996, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. These nonperforming loans have a weighted average interest rate of 8.32% and 8.84% as of June 30, 1997 and 1996, respectively, and are due at various dates through 2025.

        The estimated fair value of Federal Home Loan Bank stock is based on its redemption value.

        The fair value of term deposit accounts is estimated using the rates currently offered for deposits of similar remaining maturities. The estimated fair value of other deposit accounts is the amount payable on demand at June 30, 1997 and 1996.

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

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        The fair value of interest-rate swap agreements is the estimated amount that the Company would receive or pay to terminate the interest-rate swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

        The fair value of accrued interest receivable and accrued interest payable is estimated at book value.

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-evaluated for purposes of these consolidated financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.


17.     BUSINESS ACQUISITIONS

        In September 1996, the Company acquired Palm Springs Savings Bank ("Palm Springs") for approximately $16,300,000. The Company acquired all outstanding shares of common stock of Palm Springs, including total deposits of $164,687,000 as well as other items for four branches in the Coachella Valley communities. The acquisition was accounted for under the purchase accounting method. In conjunction with the acquisition, the Company recorded a core deposit intangible of $9,808,000. The intangible balance is included in intangible assets on the consolidated statement of financial condition. Amortization is calculated on a straight-line basis, over seven years, with total amortization of $1,030,000 recorded for the year ended June 30, 1997.

        The following unaudited pro forma financial information presents the combined results of operations as if the acquisition had taken place on July 1, 1995, after giving effect to purchase accounting adjustments.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        The weighted average number of shares used in the calculation of earnings per share was 5,755,859 (1997) and 5,953,823 (1996).

                                                                                                 (IN THOUSANDS)

           Interest income on loans and investments                                          $  69,870      $  65,477  (1)
           Interest expense                                                                     45,822         42,225
                                                                                             ---------      ---------

           Net interest income before provision for estimated
             loan losses                                                                        24,048         23,252
           Provision for estimated loan losses                                                   2,245          1,774
                                                                                             ---------      ---------
           Net interest income after provision for estimated
             loan losses                                                                        21,803         21,478
           Other operating income                                                                   97            450  (2)
           General and administrative expenses                                                  30,328         18,414
                                                                                             ---------      ---------

           (Loss) earnings before income tax (benefit) expense                                  (8,428)         3,514
           Income tax (benefit) expense                                                         (3,304)         1,316
                                                                                             ---------      ---------

           Net (loss) earnings                                                               $  (5,124)     $   2,198
                                                                                             =========      =========
           (Loss) earnings per share                                                         $   (0.89)     $    0.37
                                                                                             =========      =========


        (1) Includes the estimated effect of amortization of loan premium.

        (2) Includes the estimated effect of amortization of intangible assets.



        The results of operations since the date of the acquisition is included in the accompanying consolidated statement of operations.

        During June 1996, the Company acquired deposit accounts totaling approximately $185,189,000 and certain other assets of three branches in San Diego County. A premium of approximately $6,642,000 was paid, all of which was allocated to core deposit intangible to be amortized, on a straight-line basis, over seven years. The balance is included in intangible assets in the accompanying consolidated statements of financial condition. Amortization of $949,000 was recorded for the year ended June 30, 1997 and no amortization was recorded for the year ended June 30, 1996.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------



        Intangible assets are summarized as follows:


                                                                                                YEAR ENDED JUNE 30,
                                                                                            ----------------------------
                                                                                                1997          1996
                                                                                                  (IN THOUSANDS)

           Hawthorne Savings Bank:
             Intangible asset                                                                 $ 6,642     $ 6,642
             Less accumulated amortization                                                       (949)
                                                                                              -------      ------

                                                                                                5,693       6,642

           Palm Springs Savings Bank:
             Intangible asset                                                                   9,808
             Less accumulated amortization                                                     (1,030)
                                                                                              -------      ------

                                                                                                8,778
                                                                                              -------      ------

                                                                                              $14,471     $ 6,642
                                                                                              =======      ======

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


18.     PARENT COMPANY FINANCIAL INFORMATION

        The following presents the unconsolidated financial statements of the parent company only, HF Bancorp, Inc. (Note 1).

          HF BANCORP, INC. (PARENT COMPANY ONLY)

          STATEMENTS OF FINANCIAL CONDITION

                                                                                                        JUNE 30,
                                                                                             ----------------------------
                                                                                                  1997          1996
                                                                                                    (IN THOUSANDS)


           ASSETS:
           Cash and cash equivalents                                                            $    92       $ 4,313
           Securities available-for-sale, at estimated fair value:
             Investment securities (amortized cost of $2,999 at June 30, 1997)                    2,988
             Mortgage-backed securities (amortized cost of $4,056 and $15,025
               at June 30, 1997 and 1996, respectively)                                           4,045        14,608
           Accrued interest receivable                                                               25            93
           Investment in subsidiary                                                              70,753        58,406
           Receivables from subsidiary                                                            3,100         3,483
           Other assets                                                                               4
           Income taxes                                                                              24           168
                                                                                                -------       -------

                Total assets                                                                    $81,031       $81,071
                                                                                                =======       =======

           TOTAL LIABILITIES                                                                    $     4       $     -

           TOTAL STOCKHOLDERS' EQUITY                                                            81,027        81,071
                                                                                                -------       -------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $81,031       $81,071
                                                                                                =======       =======


HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------



          HF BANCORP, INC. (PARENT COMPANY ONLY)

          STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED JUNE 30,
                                                                               ----------------------------------------
                                                                                   1997          1996         1995
                                                                                           (IN THOUSANDS)

           INTEREST INCOME:
           Interest on loans                                                   $   283        $   317        $    -
           Interest on mortgage-backed securities                                  484            946
           Interest - Other                                                        358            468
                                                                               -------        -------        -------

             Total interest income                                               1,125          1,731
                                                                               -------        -------        -------

           OTHER EXPENSE -
             Loss on sale of investment securities available-for-sale                7
                                                                               -------        -------        -------

           GENERAL AND ADMINISTRATIVE EXPENSES:
           Legal and professional services                                         119             76
           Salaries and employee benefits                                           55             55
           Other                                                                   333            320
                                                                               -------        -------        -------

             Total general and administrative expenses                             507            451
                                                                               -------        -------        -------

           EQUITY IN NET (LOSS) EARNINGS OF
             SUBSIDIARY                                                         (2,862)         1,224           (693)
                                                                               -------        -------        -------

           (LOSS) EARNINGS BEFORE INCOME TAX EXPENSE                            (2,251)         2,504           (693)

           INCOME TAX EXPENSE                                                      265            557
                                                                               -------        -------        -------

           NET (LOSS) EARNINGS                                                 $(2,516)       $ 1,947        $  (693)
                                                                               =======        =======        =======


HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


          HF BANCORP, INC. (PARENT COMPANY ONLY)

          SUMMARY STATEMENTS OF CASH FLOWS


                                                                                            YEAR ENDED JUNE 30,
                                                                               --------------------------------------------
                                                                                    1997           1996            1995
                                                                                              (IN THOUSANDS)

           CASH FLOWS FROM OPERATING ACTIVITIES:
           Net (loss) earnings                                                     $(2,516)      $ 1,947        $   (693)
           Adjustments to reconcile net (loss) earnings to cash
            provided by operating activities:
           Amortization (accretion) of premiums (discounts) on
             investments and mortgage-backed securities                                  2           (12)
           Loss on sale of mortgage-backed securities                                    7
           Decrease (increase) in accrued interest receivable                           68           (93)
           Decrease (increase) in receivables from subsidiary                           13          (150)
           Increase in liabilities                                                       4
           Increase in other assets                                                     (4)
           (Increase) decrease in income tax asset                                     (19)            4
           Equity in net loss (earnings) of subsidiary                               2,892        (1,224)            693
                                                                                  --------       -------        --------

               Net cash provided by operating activities                               447           472

           CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of investment securities available-for-sale                    (2,999)
           Purchases of mortgage-backed securities available-
             for-sale                                                               (4,384)      (16,153)
           Principal repayments on mortgage-backed securities
             available-for-sale                                                        621         1,140
           Proceeds from sales of mortgage-backed securities
             available-for-sale                                                     14,724
           Capital contribution to subsidiary                                      (13,000)                      (25,535)
           Loan to subsidiary                                                                                     (3,703)
           Paydown of loan to subsidiary                                               370           370
                                                                                  --------       -------        --------

               Net cash used in investing activities                                (4,668)      (14,643)        (29,238)

           CASH FLOWS FROM FINANCING ACTIVITIES:
           Purchases of treasury stock
                                                                                                 (3,348)
           Net proceeds from issuance of common stock                                                             51,070
                                                                                  -------      --------         --------

               Net cash (used in) provided by financing activities                               (3,348)          51,070
                                                                                  -------      --------         --------



HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------



          HF BANCORP, INC. (PARENT COMPANY ONLY)

          SUMMARY STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                       YEAR ENDED JUNE 30,
                                                                           ---------------------------------------------
                                                                               1997           1996            1995
                                                                                          (IN THOUSANDS)

           NET (DECREASE) INCREASE IN CASH AND
             CASH EQUIVALENTS                                               $ (4,221)      $ (17,519)      $21,832

           CASH AND CASH EQUIVALENTS,
             beginning of year                                                 4,313          21,832
                                                                            --------       ---------       -------

           CASH AND CASH EQUIVALENTS, end of year                           $     92       $   4,313       $21,832
                                                                            ========       =========       =======



19.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of quarterly results:

                                                                 FIRST         SECOND         THIRD         FOURTH
           (IN THOUSANDS, EXCEPT PER SHARE DATA)                QUARTER        QUARTER       QUARTER        QUARTER

           1997:
             Interest income                                   $ 14,399      $ 17,894       $ 17,084      $ 17,145
             Interest expense                                     9,833        11,680         11,335        11,236
             Provision for estimated loan losses                    179            29            101            75
             Net (loss) earnings                                 (2,339)          702            357        (1,236)
             (Loss) earnings per share                            (0.41)          .12            .06         (0.21)

           1996:
             Interest income                                   $ 11,117      $ 12,473       $ 13,213      $ 13,552
             Interest expense                                     7,606         8,415          8,952         9,086
             Provision for estimated loan losses                    145            58            419           432
             Net earnings                                           214           544            799           390
             Earnings per share                                     .03           .09            .13           .07


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1997, on pages 6 through 8. Information concerning executive officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 11.  EXECUTIVE COMPENSATION

      The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1997, on pages 11 through 19 (excluding the Report of the Compensation Committee on pages 11 through 13 and the Stock Performance Graph on page 14).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1997, on page 4 and 6 through 8.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1997, on page 19.

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

      (b)  Reports on Form 8-K Filed During the Quarter Ended June 30, 1997

           None

      (c)  Exhibits Required  by Securities  and Exchange  Commission Regulation
           S-K

Exhibit Number
--------------

  3.1   Amended Certificate of Incorporation of HF Bancorp, Inc.*

  3.2   Bylaws of HF Bancorp, Inc.*

  4.0   Stock Certificate of HF Bancorp, Inc.*

  10.1 Form of Employment Agreement entered into between the Association and Mr. Cupp

  10.2  Form of Employment Agreement entered into between the Company and Mr.
        Cupp

  10.3 Form of Employment Agreement entered into between the Association and Mr. Agnes

  10.4  Form of Employment Agreement entered into between the Company and Mr.
        Agnes

  10.5 Hemet Federal Savings and Loan Association Employee Stock Ownership Plan and Trust*

  10.6  Hemet Federal Savings and Loan Association Retirement Restoration Plan**

  10.7 Hemet Federal Savings and Loan Association Directors Deferred Fee Stock Unit Plan**

  10.8 Hemet Federal Savings and Loan Association Management Deferred Compen-sation Plan**

  10.9  HF Bancorp, Inc. 1995 Master Stock Option Plan***

  21 Subsidiaries of HF Bancorp, Inc. See "Part II - Item 7- Subsidiary Activities," which information is incorporated herein by reference

  27    Financial Data Schedule


--------------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1 Registration Statement and any amendments thereto, filed March 14, 1994, Registration No. 33-90286.

** Incorporated herein by reference into this document from the Form 10-K for the fiscal year ended June 30, 1995 filed with the Commission on September 27, 1995, file No. 0-27522.

***  Incorporated  herein   by  reference  from  the  Proxy  Statement  for  the
     Annual Meeting of Stockholders for the 1997 fiscal year filed with the Commission on September 25, 1997.

                                    SIGNATURE


      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HF Bancorp, Inc.


                                      By: /s/ Richard S. Cupp
                                          ------------------------------
                                          Richard S. Cupp
Dated:  September 25,1997                 President and Chief Executive Officer
        -----------------


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Name                              Title                      Date
      ----                              -----                      ----

/s/ Richard S. Cupp            President and Chief            September 25, 1997
----------------------------   Executive Officer
Richard S. Cupp                (principal executive officer)


/s/ Gerald A. Agnes            Executive Vice President       September 25, 1997
------------------------------
Gerald A. Agnes


/s/ Mark R. Andino             Vice President and Treasurer   September 25, 1997
------------------------------ (principal financial and
Mark R. Andino                 accounting officer)


/s/ J. Robert Eichinger        Chairman of the Board          September 25, 1997
------------------------------
J. Robert Eichinger


/s/ Norman M. Coulson          Director                       September 25, 1997
------------------------------
Norman M. Coulson


/s/ Dr. Robert K. Jabs         Director                       September 25, 1997
------------------------------
Dr. Robert K. Jabs


/s/ George P. Rutland          Director                       September 25, 1997
------------------------------
George P. Rutland


/s/ Patricia A. "Corky" Larson  Director                      September 25, 1997
------------------------------
Patricia A. "Corky" Larson


/s/ Harold L. Fuller            Director                      September 25, 1997
-------------------------------
Harold L. Fuller


/s/ Leonard E. Searl            Director                      September 25, 1997
-------------------------------
Leonard E. Searl

CORPORATE INFORMATION

HF BANCORP, INC.
DIRECTORS

J. Robert Eichinger, Chairman

Norman M. Coulson

Richard S. Cupp

Harold L. Fuller

Dr. Robert K. Jabs

Patricia A. "Corky" Larson

George P. Rutland

Leonard E. Searl


HF BANCORP, INC.
EXECUTIVE OFFICERS

Richard S. Cupp, President and Chief Executive Officer
Gerald A. Agnes, Executive Vice President
Mark R. Andino, Vice President, Treasurer
Janet E. Riley, Corporate Secretary

HEMET FEDERAL SAVINGS AND LOAN ASSOCIATION OFFICERS

Richard S. Cupp, President and Chief Executive Officer
Gerald A. Agnes, Executive Vice President, Chief Operating Officer Mark R. Andino, Sr. Vice President, Chief Financial Officer
Leticia J. Arciniega, Sr. Vice President, Information Services
Robert J. Armstrong, Sr. Vice President, Chief Loan Officer
Jack A. Sanden, Sr. Vice President, Real Estate Services
William K. Tierney, Sr. Vice President, Administrative Services
Pamala S. Trotter, Sr. Vice President, Human Resources

BRANCH DIRECTORY

445 E. Florida Avenue, Hemet, California
3600 Tyler St., Riverside, California
28031 Bradley Road, Sun City, California
1479 S. San Jacinto Avenue, San Jacinto, California
5395 Canyon Crest Drive, Riverside, California
1111 S. State Street, Hemet, California
3013 W. Florida Avenue, Hemet, California
41815 E. Florida Avenue, Hemet, California
5242 Arlington Avenue, Riverside, California
31740 Railroad Canyon Road, Canyon Lake, California
54245 North Circle Drive, Idyllwild, California
40461  Murrieta Hot Springs Road,  Murrieta,  California
961 S. Santa Fe, Vista, California
815 Mission  Ave.,  Oceanside,  California
15703  Bernardo  Heights Parkway, San Diego,  California
420 S Palm Canyon Dr., Palm Springs,  California
66565 Pierson Blvd, Desert Hot Springs,  California
68327 Highway 111, Cathedral City, California
39800 Bob Hope Dr., Rancho Mirage, California

Stock Listing Information

The stock of HF Bancorp,  Inc. is traded  over-the-counter  on the Nasdaq  Stock
Market under the symbol "HEMT". Daily quotations are included in the Nasdaq Stock Market stock tables published in leading dailies and other business publications.

STOCK PRICE INFORMATION

Shares of common stock were made available to qualified subscribers at $8.00 per share during the initial public offering on June 30, 1995. The table below shows the reported high and low closing prices of the common stock during the periods indicated in fiscal 1997. The closing price of a common share on June 30, 1997 was $14 3/8.

Quarter Ended
-------------
                         High             Low
                         ----             ---
September 30,1996        $10             $9 1/4
December 31, 1996        $11 3/8         $9 3/4
March 31, 1997           $14             $11
June 30, 1997            $14 3/4         $12 1/4






STOCK TRANSFER AGENT

American Securities Transfer & Trust, Lakewood, Colorado

INVESTOR RELATIONS

Stockholder  and  general  inquiries  regarding  HF  Bancorp,   Inc.  should  be
directed to:

Richard S. Cupp
HF Bancorp, Inc.
P.O. Box 12006
Hemet, Ca 92546
1-800-540-4363 ext 2101

LEGAL COUNSEL

Muldoon, Murphy & Faucette
5101 Wisconsin Avenue, N.W.
Washington, D.C. 20016

AUDITOR

Deloitte & Touche LLP
1000 Wilshire Blvd
Los Angeles, California 90017