Form 10-Q
period 1997-09-30
HF BANCORP INC
filed 1997-11-12
CIK 941547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997
                                               ------------------

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

      There were 6,281,875 shares of the Registrant's common stock outstanding as of November 10, 1997.

HF BANCORP, INC. AND SUBSIDIARY
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION                                          PAGE
         ---------------------                                          ----

ITEM 1.                 FINANCIAL STATEMENTS

            Consolidated Statements of Financial Condition as of
            September 30, 1997 (unaudited), and June 30, 1997            3-4

            Consolidated Statements of Operations (unaudited) for the
            Three Months ended September 30, 1997, and 1996              5-6

            Changes in Stockholders' Equity (unaudited)                   7

            Consolidated Statements of Cash Flows (unaudited) for the
            Three Months ended September 30, 1997 and 1996               8-10

            Introduction                                                  11

            Description of Business                                     12-16

            Notes to Consolidated Financial Statements (unaudited)      17-21

            Recent Developments                                         22-23

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        ---------------------------------------
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS   24-48
                        ---------------------------------------------

PART II - OTHER INFORMATION
          -----------------

Item 1.              Legal Proceedings                                     49

Item 2.              Changes in Securities                                 49

Item 3.              Defaults Upon Senior Securities                       49

Item 4.              Submission of Matters to a Vote of Security Holders   49

Item 5.              Other Information                                     50

Item 6.              Exhibits and Reports on Form 8-K                      50

            Signature Page                                                 51




                               HF BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                             Sept. 30         June 30,
                                                                                 1997            1997
                                                                                 ----            ----

                                                                          (Unaudited)

                                                                           (Dollars In Thousands)
ASSETS

Cash and cash equivalents                                                         $ 25,624          $18,411
Investment securities held to maturity (estimated fair value of $18,630
 and $26,557 at September 30, 1997 and June 30, 1997, respectively)                 18,530           26,794
Investment securities available for sale (amortized cost of $132,077
 and $147,507 at September 30, 1997 and June 30, 1997, respectively)               131,573          144,997
Loans held for sale                                                                  2,921              335
Loans receivable (net of allowance for estimated loan losses of $4,301
 and $4,780 at September 30, 1997 and June 30, 1997, respectively)                 524,085          484,334
Mortgage-backed securities held to maturity (estimated fair value of $143,560
 and $148,907 at September 30, 1997 and June 30, 1997, respectively)               144,472          151,369
Mortgage-backed securities available for sale (amortized cost of $154,267
 and $108,771 at September 30, 1997 and June 30, 1997, respectively)               155,683          109,493
Accrued interest receivable                                                          7,032            7,332
Investment in capital stock of the Federal Home Loan Bank, at cost                   6,318            6,224
Premises and equipment, net                                                          7,932            8,289
Real estate owned, net of valuation allowances
 Acquired through foreclosure                                                        5,573            5,298
 Acquired for sale or investment                                                       149              418
Repossessed Consumer Assets                                                             14               --
Intangible assets                                                                   13,883           14,471
Other assets                                                                         6,588            6,984
                                                                                 ---------        ---------

Total assets                                                                    $1,050,377         $984,749
                                                                                ==========         ========





                                              HF BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)


                                                                                   Sept 30         June 30,
                                                                                      1997             1997
                                                                                      ----             ----

                                                                               (Unaudited)

                                                                           (Dollars In Thousands Except Per Share Amounts)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Checking deposits                                                              $ 74,619         $ 73,771
   Savings deposits                                                                107,854          111,742
   Money market deposits                                                            50,723           38,620
   Certificates of deposit                                                         623,833          615,522
                                                                                   -------          -------
Total deposits                                                                    $857,029         $839,655

Advances from the Federal Home Loan Bank                                            95,000           50,000
Accounts payable and other liabilities                                               6,736            6,888
Income taxes                                                                         8,318            7,179
                                                                                ----------         --------

     Total liabilities                                                             967,083          903,722


Stockholders' equity:
Preferred stock,  $.01 par value;  2,000,000  shares  authorized;  none issued          --               --
 Common stock, $.01 par value; 15,000,000 shares authorized; 6,612,500 issued
  and 6,281,875 outstanding at September 30, 1997 and June 30, 1997                     66               66
Additional paid-in capital                                                          51,450           51,355
Retained earnings, substantially restricted                                         38,943           38,441
Net unrealized gain (loss) on securities available for sale, net of taxes              536           (1,050)
Deferred stock compensation                                                         (4,353)          (4,437)
Treasury stock, 330,625 shares at September 30, 1997 and June 30, 1997              (3,348)          (3,348)
                                                                                ----------         --------

     Total stockholders' equity                                                     83,294           81,027
                                                                                ----------         --------

Total liabilities and stockholders' equity                                      $1,050,377         $984,749
                                                                                ==========         ========



Nominal book value per share                                                        $13.26           $12.90
Tangible book value per share                                                       $11.58           $11.15
Average market price per share on the final trading day of the period               $16.50           $14.38

Shares utilized in above book value calculations                                 6,281,875        6,281,875


See notes to consolidated financial statements




                            HF BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                                 FOR THE THREE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                                ---------------------

                                                                    1997          1996
                                                                    ----          ----
                                                                 (Dollars In Thousands)
INTEREST INCOME:
Interest on loans                                                    $9,829     $5,009
Interest on mortgage-backed securities                                4,617      4,655
Interest and dividends on investment securities                       3,789      4,735
                                                                     ------     ------

     Total interest income                                           18,235     14,399

INTEREST EXPENSE:
Interest on deposit accounts                                         10,383      8,138
Interest on advances from the Federal Home Loan
 Bank and other borrowings                                            1,246        915
Net interest expense of hedging transactions                            486        780
                                                                     ------     ------

     Total interest expense                                          12,115      9,833
                                                                     ------     ------

NET INTEREST INCOME BEFORE PROVISION
 FOR ESTIMATED LOAN LOSSES                                            6,120      4,566

PROVISION FOR ESTIMATED LOAN LOSSES                                     100        179
                                                                     ------     ------

NET INTEREST INCOME AFTER PROVISION
 FOR ESTIMATED LOAN LOSSES                                            6,020      4,387

OTHER INCOME (EXPENSE):
Loan and other fees                                                      97         51
Loss from real estate operations, net                                  (443)       (52)
Gain on sale of mortgage-backed and investment
   securities available for sale                                         56        365
Gain on sale of loans held for sale                                      27         --
Savings fees                                                            451        171
Other income                                                             60        121
Amortization of intangible assets                                      (588)      (237)
                                                                     -------    -------

     Total other income (expense)                                      (340)       419




See notes to consolidated financial statements



                            HF BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                      (Unaudited)


                                                                 FOR THE THREE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                                 -----------------------

                                                                     1997         1996
                                                                     ----         ----

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and employee benefits                                      $ 2,545    $ 1,997
Occupancy and equipment expense                                         982        630
FDIC insurance and other assessments                                    181        322
SAIF special assessment                                                   0      4,757
Legal and professional services                                         124        168
Data processing service costs                                           471        292
Marketing                                                                88        158
Savings expense                                                          28        101
Other                                                                   403        350
                                                                   --------    -------

     Total general and administrative expenses                        4,822      8,775

EARNINGS (LOSS) BEFORE INCOME TAX
EXPENSE (BENEFIT)                                                       858     (3,969)

INCOME TAX EXPENSE (BENEFIT)                                            356     (1,630)
                                                                      -----    --------

NET EARNINGS (LOSS)                                                   $ 502    $(2,339)
                                                                      =====    ========

Net earnings (loss) per share                                         $0.08    $ (0.41)

Weighted average common shares utilized in earnings
   per share calculations                                         5,999,068  5,700,619



See notes to consolidated financial statements



                                        HF BANCORP, INC.
                    CONSOLIDATED  STATEMENT OF CHANGES IN  STOCKHOLDERS'  EQUITY
                              Three Months Ended September 30, 1997
                                           (Unaudited)



                                        Common   Additional   Retained   Unrealized   Deferred stock    Treasury    Total
                                         stock     paid-in    earnings   gain (loss)   compensation       stock
                                                   capital                       on
                                                                         securities
                                                                          available
                                                                           for sale
                                       -----------------------------------------------------------------------------------
                                                          (Dollars In Thousands)

Balance at June 30, 1997                  $66     $51,355     $38,441      ($1,050)      ($4,437)      ($3,348)   $81,027
Net income for the three months
ended September 30, 1997                   --          --         502           --            --            --        502
Change in net unrealized loss on
securities available for sale, net
of taxes                                   --          --          --        1,586            --            --      1,586
Change in deferred stock
compensation                               --          95          --           --            84             --       179

                                        -----------------------------------------------------------------------------------
Balance at September 30, 1997             $66     $51,450     $38,943         $536       ($4,353)       ($3,348)  $83,294
                                        ===================================================================================


See notes to consolidated financial statements



                                             HF BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                        FOR THE THREE MONTHS
                                                                                        ENDED SEPTEMBER 30
                                                                                        ---------------------
                                                                                             1997         1996
                                                                                             ----         ----

                                                                                        (Dollars In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                                     $    502     $ (2,339)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

Origination of loans held for sale                                                        (4,133)           --
Proceeds from sale of loans held for sale                                                  2,275            --
Provisions for estimated loan and real estate losses                                         526           209
Direct write-offs from real estate operations                                                 --             2
Depreciation and amortization                                                                350           217
Amortization of deferred loan fees                                                          (214)         (118)
Amortization (accretion) of premiums (discounts) on loans
 and investment and mortgage-backed securities, net                                           98            68
Amortization of intangible assets                                                            588           237
Federal Home Loan Bank stock dividend                                                        (94)          (89)
Gain on sales of loans held for sale                                                         (27)           --
Loss (gain) on sales of real estate, net                                                      (2)           10
Gain on sale of mortgage-backed and investment securities, available for sale                (56)         (365)
Loss (gain) on sale of premises and equipment                                                  1           (10)
Decrease (increase) in accrued interest receivable                                           300        (1,178)
(Decrease) increase in accounts payable and other liabilities                               (152)        5,621
Decrease (increase) in other assets                                                          396        (2,188)
Other, net                                                                                   205        (1,340)
                                                                                       ---------       --------

Net cash provided by operating activities                                                    563         1,417




                                                 HF BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                           (UNAUDITED)
                                                                                             FOR THE THREE MONTHS
                                                                                             ENDED SEPTEMBER 30
                                                                                             ----------------------
                                                                                                1997         1996
                                                                                                ----         ----

                                                                                           (Dollars In Thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans receivable                                                            (42,544)      (50,597)
Purchases of mortgage-backed securities held to maturity                                         --       (15,039)
Purchases of mortgage-backed securities available for sale                                  (53,754)       (9,888)
Principal repayments on mortgage-backed securities held to maturity                           6,833         5,058
Principal repayments on mortgage-backed securities available for sale                         6,596         3,576
Purchases of investment securities held to maturity                                              --            --
Purchases of investment securities available for sale                                            --       (34,970)
Principal repayments on investment securities held to maturity                                  272           247
Principal repayments on investment securities available for sale                              1,415         1,577
Proceeds from sales of mortgage-backed and investment securities available for sale          15,609        21,150
Matured / called investment and mortgage backed securities held to maturity                   8,000
Matured / called investment and mortgage backed securities available for sale                    --        19,930
Proceeds from sales of real estate acquired by foreclosure                                    1,565           133
Proceeds from sales of real estate held for investment                                          278           232
Additions to real estate owned                                                                   --            (5)
Proceeds from sale of premises and equipment                                                     41             5
Additions to premises and equipment                                                             (35)         (703)
Cash payment for acquisition, net of cash received                                               --       (14,707)
                                                                                         ----------       --------

Net cash used in investing activities                                                       (55,724)      (74,001)




                                       HF BANCORP, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                 (UNAUDITED)
                                                                             FOR THE THREE MONTHS
                                                                             ENDED SEPTEMBER 30
                                                                             ----------------------
                                                                                1997          1996
                                                                                ----          ----
                                                                              (Dollars In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Advances received from FHLB                                                 $ 45,000          $ --
Proceeds from other borrowings                                                50,000            --
Increase in certificate accounts                                               8,310         2,424
Net increase (decrease) in NOW, passbook, money market investment and
 non-interest-bearing accounts                                                 9,064          (700)
Repayment of other borrowings                                                (50,000)           --
                                                                            --------    ----------

Net cash provided by financing activities                                     62,374         1,724
                                                                             -------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           7,213       (70,860)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              18,411       100,633
                                                                           ---------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 25,624      $ 29,773
                                                                            ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
Interest on deposit accounts and other borrowings                           $  2,298      $  1,403
                                                                            ========      ========

Income taxes paid                                                                 --            --
                                                                            ========      ========

SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES:

Real estate acquired through foreclosure                                    $  2,289      $     21

Loans to facilitate sale of real estate through foreclosure                 $    227      $     99

Purchase of Palm Springs Savings Bank:
Fair value of assets purchased, excluding cash                              $     --      $184,321
Fair value of liabilities assumed                                                 --       169,614
                                                                            --------     ---------

     Cash payment for acquisition, net of cash received                     $     --      $ 14,707
                                                                            ========      ========


See notes to consolidated financial statements

HF BANCORP, INC. AND SUBSIDIARY
SEPTEMBER 30, 1997

(UNAUDITED)

                                  INTRODUCTION

      In addition to historical information, this document may include certain forward looking statements within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"). These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company's mission and vision. These forward looking statements are based upon current management expectations, and therefore may involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by the forward looking statements due to a wide range of factors, including, but not limited to:

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

o     changes in the composition of the Company's loan and investment portfolios

o     variation in the credit quality of the Company's assets

o     alterations in accounting principles, policies, or guidelines

o changes in other economic, competitive, government, and technological factors

Further description of the risks and uncertainties to the Company and its business are presented in Form 10-K "Item 1. Description Of Business -- Factors That May Affect Future Results".

HF BANCORP, INC. AND SUBSIDIARY
SEPTEMBER 30, 1997

(UNAUDITED)

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS


GENERAL

      H.F. Bancorp, Inc. (referred to herein on an unconsolidated basis as "HFB" and on a consolidated basis as the "Company") is a savings & loan holding company incorporated in the State of Delaware that was organized for the purpose of acquiring all of the capital stock of Hemet Federal Savings & Loan Association (the "Bank") upon its conversion from a federally chartered mutual savings association to a federally chartered stock savings association. On June 30, 1995, the Company completed its sale of 6,612,500 shares of common stock, and used approximately 50% of the $51.1 million in net proceeds to purchase all of the Bank's common stock issued in the Bank's conversion to stock form. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests.

      HFB's principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiaries, HFB's principal source of funds is its existing capital and assets, and future dividends paid by and other funds advanced from its subsidiaries. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to HFB. The Company's common stock is listed on the Nasdaq National Market ("NASDAQ") under the symbol "HEMT".

      At September 30, 1997, the Company had $1,050.4 million in total assets, $524.1 million in total net loans receivable, and $857.0 million in total deposits. The Company is subject to regulation by the Office Of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC"), and the Securities and Exchange Commission ("SEC"). The principal executive offices of the Company and the Bank are located at 445 East Florida Avenue, Hemet, California, 92543, telephone number (909) 658 - 4411, toll free (800) 540-4363, facsimile number (909) 925 - 5398. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposit accounts are insured by the FDIC through the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law.

HF BANCORP, INC. AND SUBSIDIARY
SEPTEMBER 30, 1997

(UNAUDITED)

      On September 27, 1996, Hemet Federal Savings & Loan Association consummated the acquisition of Palm Springs Saving Bank ("PSSB") by purchasing their 1,131,446 shares of common stock for $16.3 million. The acquisition was accounted for under purchase accounting guidelines and therefore generated intangible assets (see "Intangible Assets").

      On June 21, 1996, the Bank entered the Northern San Diego County market through the purchase of three branch offices and the assumption of deposit liabilities totaling $185.2 million from Hawthorne Savings Bank. In conjunction with the purchase, the Bank generated a core deposit intangible of $6.6 million, or 3.6% of the deposits assumed (see "Intangible Assets").

      The consolidated financial statements include the accounts of HF Bancorp, Inc. and its wholly-owned subsidiary Hemet Federal Savings & Loan Association and its wholly-owned subsidiaries, HF Financial Corporation, Coachella Valley Financial Services Corporation ("CVFSC"), PSSB Insurance Services, Inc. ("PSSBI") and HF Financial Corporation's subsidiary, First Hemet Corporation (collectively, the Company). CVFSC served as the trustee on deeds of trust held by Palm Springs Savings Bank. This service has been transferred to First Hemet Corporation. PSSBI was formed to offer life insurance and other investment products  to  customers  of  PSSB.  In  September  of 1994,  PSSBI  discontinued
marketing debt and equity securities, including mutual funds, to the general public and the PSSB customer base. HF Bancorp, Inc. and Hemet Federal are currently in the process of consolidating HF Financial Corporation, CVFSC, and PSSBI with and into First Hemet Corporation. First Hemet Corporation engages in trustee services for the Bank, and receives commissions from the sale of mortgage life insurance, fire insurance, and annuities. All material intercompany transactions, profits, and balances have been eliminated.

HF BANCORP, INC. AND SUBSIDIARY
SEPTEMBER 30, 1997

(UNAUDITED)

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

HF BANCORP, INC. AND SUBSIDIARY
SEPTEMBER 30, 1997

(UNAUDITED)

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

HF BANCORP, INC. AND SUBSIDIARY
SEPTEMBER 30, 1997

(UNAUDITED)

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

      The Company's revenues are derived from interest on its loan and mortgage backed securities portfolios, interest and dividends on its investment securities, and fee income associated with the provision of various customer services. The Company's primary sources of funds are deposits, principal and interest payments on its asset portfolios, and various sources of wholesale borrowings including FHLB advances and reverse repurchase agreements. The Company's most significant operating expenditures are its staffing expenses and the costs associated with maintaining its branch network.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the entire fiscal year.

      These consolidated financial statements and the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited consolidated financial statements and notes thereto of HF Bancorp, Inc. for the fiscal year ended June 30, 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

Earnings Per Share
------------------

      Earnings per share ("EPS") for the three months ended September 30, 1997 are based on weighted average common shares outstanding calculated as follows:


                                                                                3 Months
                                                                                Ended
                                                                                9/30/97
                                                                                -------
     Total shares issued                                                        6,612,500

     Less:
        Weighted  average   unallocated  shares  under  the  ESOP  Plan           324,491
         Reduction in shares for the stock award component of the Stock Based
              Incentive Plan                                                      129,275
         Shares of treasury stock                                                 330,625

     Plus:
          Increase in shares for the stock option component of the Stock Based
               Incentive Plan                                                     170,959

     Weighted average shares outstanding for EPS calculations                   5,999,068


HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

Termination of Swap Agreements
------------------------------

      On July 10, 1995, the Company terminated four interest rate swap agreements with an aggregate outstanding notional amount of $60.0 million. At June 30, 1995, the weighted average fixed payment rate and variable payment received rate were 9.53% and 6.11%, respectively. The Company paid a termination fee of $4,856,000 which has been deferred and is being amortized over the remaining original terms of the respective swap agreements. The expected future annual amortization is as follows: $798,000 and $272,000 for the fiscal years ended June 30, 1998 and 1999 respectively. As of September 30, 1997 the remaining deferred amount was $829,000.


Defined Benefit Plan and Retirement Restoration Plan Terminations
-----------------------------------------------------------------

      In the quarter ended June 30, 1997, the Company's management and Board Of Directors determined to terminate two retirement plans. The defined benefit pension plan was a traditional pension program which provided employees with monthly retirement income based upon years of service and the employee's earnings during the sixty months prior to retirement. The retirement restoration plan was a non qualified supplemental plan designed to compensate certain highly salaried employees for the impact of wage caps under the Employee Retirement Income Security Act ("ERISA"), which are applicable to qualified plans such as the defined benefit pension plan.

      A non-recurring $3.0 million charge to accrue expenses related to the termination of the two retirement plans was recorded in the fourth quarter of fiscal 1997. Management is currently in the process of arranging for the distribution of vested plan assets to participants during the second quarter of fiscal 1998.

      Management estimates the first year expense savings from the two retirement plan terminations at approximately $400,000 - a figure which would have increased in future periods if the Company continued to add employees and grant pay increases. In addition, the final cost associated with the termination of the two retirement plans will not be ascertained until all of the plan assets have been distributed and all regulatory approvals have been obtained. While the amount accrued represents management's best estimate of the total termination costs, various future events could produce an actual expense total either higher or lower than that accrued.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

Change in Accounting Principles
-------------------------------

      Effective January 1, 1998, the Company will adopt those components of SFAS No. 125 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" which were postponed under SFAS No. 127 "DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF FASB STATEMENT NO. 125". The Company is currently in the process of updating its Master Repurchase Agreements to permit substitution of collateral involved in its repurchase agreements conditional upon economic equivalency. Management does not believe that the adoption of the deferred components of SFAS No. 125 will have a significant impact on its financial statements.

      In February 1997, the FASB issued SFAS No. 128, "EARNINGS PER SHARE". The statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The disclosure requirements of SFAS No. 128 are effective for periods ending after December 15, 1997. Management does not believe that the adoption of SFAS No. 128 will have significant impact on its financial statements.

      In February, 1997, the FASB issued SFAS No. 129, "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE". The statement establishes standards for disclosing information about an entity's capital structure. The disclosure requirements of SFAS No. 129 are effective for periods ending after December 15, 1997. Management does not believe that the adoption of SFAS No. 129 will have significant impact on its financial statements.

      In June 1997, the FASB, issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME" and SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly held business enterprises and disclosure of information about operating segments in annual financial statements and to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position or results of operations.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


Stock Plans
-----------

      The Company established for eligible employees an Employee Stock Ownership Plan and Trust ("ESOP") which became effective upon the conversion of the Bank from a mutual savings & loan association to a stock company (the "Conversion"). The ESOP subscribed for 7% of the shares of common stock issued in the Conversion pursuant to the subscription rights granted under the ESOP plan. On June 30, 1995, the ESOP borrowed $3,703,000 from the Company in order to fund the purchase of common stock. The loan to the ESOP will be repaid principally from the Company's contributions to the ESOP over a period of 9.5 years and the collateral for the loan is the common stock purchased by the ESOP. The interest rate for the ESOP loan is 9.0%. As of September 30, 1997, a cumulative total of 104,069 shares of common stock had been allocated to individual employee accounts, leaving a remainder of 358,806 shares to be allocated over the remaining life of the ESOP. Under the terms of the ESOP plan, shares are allocated to individual employee accounts at the conclusion of each calendar year.

      At the Company's Annual Meeting of Shareholders on January 11, 1996, shareholders approved the Hemet Federal Savings & Loan Association 1995 Master Stock Compensation Plan (the "Stock Compensation Plan") and the HF Bancorp, Inc. 1995 Master Stock Option Plan (the "Stock Option Plan"), both of which became effective as of the date of approval. These two plans were established to provide Directors and employees in key management positions with a proprietary interest in the Company, to attract and retain highly qualified staff, and to more directly align the objectives of the individuals with the success of the Company.

      The Stock Compensation Plan was authorized to acquire 198,375 shares of common stock in the open market. The Bank contributed funds to the Stock Compensation Plan to enable the Plan trustees to acquire the authorized shares of common stock. On February 28, 1996, the Bank acquired 198,375 shares in the open market at a price of $10.00 per share. Stock shares are held in trust.

      The Stock Option Plan was authorized to issue up to 661,250 options for the purchase of common shares, including both Incentive Stock Options and Non Qualified Stock Options.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

      On May 22, 1997, the Board Of Directors of HF Bancorp, Inc. adopted the Amended and Restated HF Bancorp, Inc. Stock Based Incentive Plan (the "Incentive Plan"). The Incentive Plan merged the Stock Compensation Plan and the Stock Option Plan, and amended the provisions of these plans to, among other things:

o Provide benefits that were not available when the two 1995 Plans were adopted, including the accelerated vesting of stock awards and stock options following a change in control of the Company or the Bank

o Eliminate a number of outdated regulatory requirements no longer necessary due to amendments to Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act").

      At September 30, 1997, a total of 37,954 shares of stock awards have vested under the Incentive Plan. An additional 154,527 non-vested shares have been allocated to Directors and employees in key management positions. A total of 5,894 shares remained in the trust on an unallocated basis as of September 30, 1997. Stock awards under the Incentive Plan typically vest over a five year period.

      Of the 661,250 option shares authorized under the Incentive Plan at September 30, 1997, options representing a total of 638,545 shares had been granted and were outstanding as of that date. Of these 638,545 options, a total of 125,183 options were vested at a weighted average exercise price of $10.59, with the exercise price of individual vested options ranging from a low of $9.50 per share to a high of $14.34 per share. As of September 30, 1997, no options had ever been exercised under the Incentive Plan or any of its predecessor plans, and 22,705 options remained available for future grant.

      At the Company's Annual Meeting of Shareholders on October 28, 1997, shareholders approved an amendment to the Incentive Plan, which increased the number of option shares authorized for issuance by 150,000 shares, from 661,250 shares to 811,250 shares. The Incentive Plan retains the prior Stock Compensation Plan's limitation of 198,375 shares authorized for stock awards.


Commitments and Contingencies
-----------------------------

      At September 30, 1997, the Company maintained commitments to purchase approximately $22.7 million in residential adjustable rate mortgage loans and to sell approximately $1.9 million in residential fixed rate mortgage loans. In addition, at September 30, 1997, the Company had committed to a $15.0 million fixed rate advance from the FHLB that would fund during October, 1997.

HF BANCORP, INC. AND SUBSIDIARY
SEPTEMBER 30, 1997

(UNAUDITED)

Recent Developments
-------------------

      Potential Federal Legislation
      -----------------------------

      The U.S. Congress is currently discussing a broad range of potential legislation which could impact the financial services industry in general and the Company in particular. Key topics under discussion include:

o      the potential merger of the BIF and SAIF FDIC deposit insurance funds,

o the potential reform of financial institution charters (including the potential elimination of the federal thrift charter),

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

o regulations addressing the allowable financial relationships between financial institutions and mortgage brokers


       Proposed Accounting Statement
       -----------------------------

      FASB has continued to move forward towards issuing a final statement entitled "ACCOUNTING FOR DERIVATIVE AND SIMILAR FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES". This extensive and complex drafted statement has generated significant response throughout industry and government. Management cannot predict what, if any, final statement might be issued and the potential impact of such statement upon the Company's reported earnings and financial disclosure.

HF BANCORP, INC. AND SUBSIDIARY
SEPTEMBER 30, 1997

(UNAUDITED)



      Consolidation In The Financial Services Industry
      ------------------------------------------------

      During calendar year 1997, a series of mergers and acquisitions of financial institutions has been consummated or announced in the Company's primary market areas. Acquired companies range from small community banks to large financial services providers such as Great Western Bank. These mergers and acquisitions have presented both opportunities and risks to the Company. Opportunities have included the chance to acquire former customers of purchased institutions, many of whom are receptive to the idea of altering their financial institution affiliation once informed that their historical bank will disappear. Risks have included the development of an expanded number of larger competitors, which enjoy greater financial resources, market reach, and product depth than the Company.

      The opportunities and risks described above have been manifested in the Company's recent experiences in various markets. For example, the closure of competitor branches in several locations has led to an inflow of new business, particularly transaction related deposit accounts. On the other hand, in some markets, larger competitors with stronger and more diversified income streams have priced selected products and services very aggressively, causing the Company to either lose business relationships or decrease profit margins to retain customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

General
-------

      During the quarter ended September 30, 1997, the Company continued the implementation of the business strategy presented in Form 10-K for the fiscal year ended June 30, 1997. This strategy centered upon the Company's evolution into a community bank offering a more comprehensive array of products and services while at the same time augmenting earnings. Key objectives within this strategy included:

o      Increasing long term shareholder returns

o      Improving customer service

o      Enhancing employee relations

o      Bolstering profitability

o Strengthening the Company's involvement in and contributions to the communities it serves


      During the first quarter of fiscal 1998, the Company realized the following accomplishments in support of the above objectives:

|_| The Company's strong equity position was more effectively deployed, as total assets expanded by $65.6 million on the strength of $40.9 million of internally originated credit commitments plus the purchase of $37.7 million in adjustable rate residential mortgages in the secondary market.

|_| On September 22, 1997, the Company implemented a revised fee & service charge schedule which had an immediate beneficial impact upon the generation of non interest income.

|_| On September 17, 1997, Thomas R. Strait agreed to join the Bank as Senior Vice President and Director Of Retail Banking. Mr. Strait is a fourteen year veteran of the banking industry, with a strong track record of success in both depository and lending functions.

|_| A total of $426,000 in write downs on real estate acquired through foreclosure were recognized, as management determined to accelerate the liquidation of a significant portion of the troubled assets remaining from the PSSB acquisition.

|_| One of the Company's two remaining real estate investment properties was sold, at a small gain, with the other property under contract for sale during the second quarter of fiscal 1998. Following the conclusion of that escrow, the Company will have completely exited the real estate development business, freeing regulatory capital and other resources for more effective deployment elsewhere.

|_| Additional ATM services were introduced and enhanced branch hours were scheduled for implementation, to better serve the Company's expanding transaction account base.

|_|   Net income and average net interest  margin improved from the same quarter
      during  the  prior  fiscal  year,  while  nonperforming   assets  declined
      sequentially from the prior quarter end.

Additional information concerning the above accomplishments is presented in the pages which follow.

Changes In Financial Condition From June 30, 1997 to September 30, 1997
-----------------------------------------------------------------------

      Total assets of the Company increased $65.6 million, or 6.7%, from $984.7 million at June 30, 1997 to $1,050.4 million at September 30, 1997. Net loans receivable rose $39.8 million, or 8.2%, from $484.3 million at June 30, 1997 to $524.1 million at September 30, 1997. The nominal and relative increases in the loan portfolio have been strategic objectives of management, as such increases, when conducted with prudent underwriting, provide for:

o      a more effective deployment of the Company's strong capital position

o      a greater return on shareholders' equity

o      enhanced support of the communities in which the Company operates

      Net loans held for sale increased from $335,000 at June 30, 1997 to $2.9 million at September 30, 1997, as the Company continued building its mortgage banking operation. The Company has been expanding the volume of loans originated for sale and the range of secondary market avenues for sale utilized in order to better manage the Company's interest rate risk position and liquidity while also generating gains on sale.

      Investment securities held to maturity declined from $26.8 million at June 30, 1997 to $18.5 million at September 30, 1997 primarily due to the call of an $8.0 million Agency debenture during the quarter. Investment securities available for sale declined from $145.0 million at June 30, 1997 to $131.6 million at September 30, 1997 primarily due to the sale of $12.0 million in long term, fixed rate Agency debentures in conjunction with the Company's interest rate risk management program (see "Interest Rate Risk Management and Exposure"). The Company did not purchase any new investment securities during the quarter ended September 30, 1997 due to the significant existing balances of such securities.

      Mortgage backed securities held to maturity declined 4.6% from $151.4 million at June 30, 1997 to $144.5 million at September 30, 1997, due to amortization, which generally increased during the most recent quarter in conjunction with new, 30 year, fixed rate, first mortgage loans being available with interest rates below 8.0%.

      Mortgage backed securities available for sale rose $46.2 million, or 42.2%, from $109.5 million at June 30, 1997 to $155.7 million at September 30, 1997. During the most recent quarter, the Company redirected all cash flows which could not be deployed into whole loans into low duration mortgage backed securities designated as available for sale. All security purchases during the first fiscal quarter were composed of GNMA adjustable rate mortgage backed securities or shorter term Agency balloon maturity mortgage backed securities, in order to avoid adding significantly to the Company's net liability sensitive interest rate risk exposure and in order to moderate value sensitivity until the funds could be recycled into loan originations or purchases.

      The Company's investment in the capital stock of the Federal Home Loan Bank of San Francisco increased from $6.2 million at June 30, 1997 to $6.3 million at September 30, 1997 due to dividends credited.

      The Company's net investment in real estate acquired through foreclosure rose from $5.3 million at June 30, 1997 to $5.6 million at September 30, 1997, as the Company continued to cycle through the portfolio of problem loans acquired in conjunction with the PSSB purchase. Sales of foreclosed real estate during the first quarter of fiscal 1998 totaled $1.6 million, with a significant volume of foreclosed real estate under contract for sale at quarter end.

      Net real estate acquired for investment decline from $418,000 at June 30, 1997 to $149,000 at September 30, 1997 due to the sale of the parcels designated as the VISTA BONITA development. A gain of $9,000 was realized upon sale. At September 30, 1997, the Company maintained a single remaining investment in real estate held for investment, MAYBERRY ESTATES, which was under contract for sale during the second quarter of fiscal 1998.

      Other assets declined from $21.5 million at June 30, 1997 to $20.5 million at September 30, 1997 in part due to the continued amortization of the intangible assets generated in conjunction with the branch purchase from Hawthorne Savings Bank and the PSSB acquisition.

      Deposits increased $17.4 million during the quarter, from $839.7 million at June 30, 1997 to $857.0 million at September 30, 1997, due to a number of factors, including:

o A continuation of management's focus upon attracting consumer and small business checking accounts as a means of lowering the Bank's cost of funds and establishing customer relationships for the future sale of other products. Checking deposits increased $848,000, or 1.1%, during the quarter.

o Customers' positive response to the Bank's introduction of its "Platinum" money market deposit account, which provides competitive money market interest rates for liquid funds.

o The Bank's conducting a new customer acquisition program in July, built around a competitively priced 4 month certificate of deposit promotion.

o The continued consolidation in the financial services industry, leaving more customers without a local branch of their former bank and therefore receptive to sampling Hemet Federal's quality customer service.

      Advances from the Federal Home Loan Bank of San Francisco increased $45.0 million during the quarter, from $50.0 million at June 30, 1997 to $95.0 million at September 30, 1997. The additional advances, all of which were fixed rate, were utilized to expand the Company's balance sheet and thereby bolster net interest income, and were composed of terms from 6 months through 3 years, with some of the advances callable by the Federal Home Loan Bank.

      Total stockholders' equity increased from $81.0 million at June 30, 1997 to $83.3 million at September 30, 1997 primarily due to the net income generated during the fiscal first quarter and because of appreciation in the portfolios of securities designated as available for sale. The appreciation in available for sale securities largely stemmed from a decline in Treasury rates, as exemplified by the bond equivalent yield for the 10 year Treasury Note declining from 6.49% at June 30, 1997 to 6.11% at September 30, 1997.

Interest Rate Risk Management And Exposure
------------------------------------------

      In an effort to limit the Company's exposure to interest rate changes, management monitors and evaluates interest rate risk on an ongoing basis, through an internal simulation and modeling process, various management reports, and via participation with the Office of Thrift Supervision Market Value Model. Management acknowledges that interest rate risk and credit risk compose the two greatest financial exposures faced by the Company in the normal course of its business.

      In recent quarters, the Company has maintained a net liability sensitivity, meaning that, in aggregate, the Company's liabilities reprice more quickly and by a greater magnitude than do its assets. This net liability sensitivity primarily arises from the longer term, higher duration mortgage backed and investment securities and whole loans maintained on the Company's balance sheet, for which the Company's only current match funding sources are demand deposit accounts, non interest bearing liabilities, a segment of core deposit transaction accounts, certain borrowings, and capital. The net liability sensitivity translates to improved profitability and higher economic value during decreasing rate environments. Conversely, this position presents the likelihood of constrained net interest income and average spreads during periods of increases in general market interest rates.

      During the three months ended September 30, 1997, the Company continued its program of moderating interest rate risk while building core earnings. Specific actions during the quarter ended September 30, 1997 included:

1. The sale of $12.0 million and the call of $8.0 million in longer term, fixed rate Agency debentures.

2.    The  sale of  $2.2  million  in  current,   fixed  rate,  residential loan
      originations.

3. The secondary market purchase of $37.7 million in adjustable rate residential mortgages which, when added to the impact of internal originations, increased the percentage of loans presenting adjustable interest rates to 71.2% of total gross loans at September 30, 1997.

4. The continuation of the Company's loan origination program which encourages the generation of adjustable rate mortgages through favorable pricing to the customer combined with incentives to the Company's sales force.

5. The completion of development work on a new Home Equity Line Of Credit product which reprices monthly based upon the Wall Street Journal Prime Rate and that offers customers a lower interest rate for an introductory period of three billing cycles. Management intends to aggressively market this new product commencing in the second quarter of fiscal 1998.

6. The recycling of periodic cash flows from longer term, fixed rate mortgage backed securities and loans into adjustable rate loans or mortgage backed securities presenting much lower duration.


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

      During the three months ended September 30, 1997, the Bank amortized $241,000 of the deferred loss to interest expense, and charged interest expense for $245,000 related to current existing interest rate swaps with an aggregate notional amount of $35.0 million. During the quarter which will end on December 31, 1997, the conclusion of the amortization period for one of the terminated interest rate swaps will be realized, then leaving a single terminated swap to be amortized through November 21, 1998. The conclusion of these amortization periods will result in the Bank's reporting a reduction in interest expense and effective cost of funding, all else held constant. Additional information concerning the Bank's current and terminated interest rate swap positions is provided in the following table:

      Summary Of Interest Rate Swaps
      ------------------------------

            Active Interest Rate Swaps
            --------------------------


                                   Rate            Basis       Rate           Basis
           Notional    Maturity    Bank            Bank        Bank           Bank      Swap
             Amount        Date    Receives        Receives    Pays           Pays      Resets
             ------        ----    --------        --------    ----           ----      ------
        $20,000,000    01/06/99    3 month LIBOR   Actual/360  9.800% Fixed   360/360   quarterly
        $15,000,000    01/30/99    3 month LIBOR   Actual/360  7.274% Fixed   360/360   quarterly

Total   $35,000,000



            Terminated Interest Rate Swaps
            ------------------------------


                                       Original      9/30/97             Loss           Daily
           Notional    Termination     Deferred     Deferred     Amortization            Loss
             Amount           Date         Loss         Loss       Completion    Amortization
             ------           ----         ----         ----       ----------    ------------
        $10,000,000       07/10/95      $557,730          $0         03/27/97            $890
        $20,000,000       07/10/95    $1,338,145          $0         04/30/97          $2,024
        $10,000,000       07/10/95      $631,816     $40,668         11/25/97            $726
        $20,000,000       07/10/95    $2,328,601    $788,811         11/21/98          $1,892

Total   $60,000,000                   $4,856,292    $829,479


INTANGIBLE ASSETS
-----------------

      The purchase of three branches from Hawthorne Savings and the acquisition of PSSB each generated intangible assets. The following tables provide information concerning the initial amount of such intangible assets, their periodic amortization against income, and their current balances as of September 30, 1997. Under OTS regulations, intangible assets reduce regulatory capital, resulting in lower capital ratios than would otherwise be the case.



Acquisition of Three Hawthorne Savings Branches
-----------------------------------------------

Transaction Date                                          06/21/96
Deposits Acquired                                       $185,189,446
Initial Core Deposit Intangible Created                  $6,642,079
Book Amortization Method / Term                 Straight Line / Seven Years
Tax Return Amortization Method / Term           Straight Line / Fifteen Years
Monthly Pre-Tax Charge To Book Income                     $79,072
Monthly Book Amortization Reported As              Non Operating Expense
Core Deposit Intangible Balance As Of 9/30/97            $5,455,993
Reduction In Regulatory Capital As Of 9/30/97            $5,455,993
Reduction In Tangible Book Value As Of 9/30/97           $5,455,993



Acquisition of Palm Springs Savings Bank ("PSSB")
-------------------------------------------------
    Transaction Date                                                     09/27/96
     Nature of Transaction                                      Non Taxable Acquisition
     Accounting Methodology Employed                             Purchase Accounting



Total Purchase Price                                                 $16,264,536
   Less: Net Book Value of Assets & Liabilities Acquired             $ 9,287,912
                                                                     -----------
Premium Paid Over Net Book Value                                     $ 6,976,624

Initial Accounting For The Acquisition                                 Debits        Credits
                                                                       ------        -------
     Loan Premium Created                                            $2,441,000
     Core Deposit Intangible Created                                 $9,445,475
     Deferred Tax Liability On Loan Premium                                         $1,008,284
     Deferred Tax Liability On Core Deposit Intangible                              $3,901,567
     Cash Payment For PSSB Shares Above Net Book Value                              $6,976,624
                                                                    -----------     ----------
          Total                                                     $11,886,475    $11,886,475
                                                                    -----------    -----------


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

Monthly Book Amortization Reported As
     Loan Premium                                                   Reduction In Interest Income
     Core Deposit Intangible                                        Non Operating Expense



                                                                    Nominal      Deferred
Balances As Of 09/30/97                                             Assets       Tax Liabilities    Net
                                                                    ------       ---------------   ----
     Loan Premium                                                   $ 2,105,045   $  869,514       $1,235,531
     Core Deposit Intangible                                        $ 8,096,122   $3,344,201       $4,751,921
                                                                    -----------   ----------       ----------
          Total                                                     $10,201,167   $4,213,715       $5,987,452



Reduction In Regulatory Capital As Of 9/30/97
     Loan Premium                                                   None
     Core Deposit Intangible, Net                                   $4,751,921

Reduction In Tangible Book Value As Of 9/30/97
     Loan Premium                                                   None
     Core Deposit Intangible, Net                                   $4,751,921

Acquisition of Palm Springs Savings Bank ("PSSB")
-------------------------------------------------


Subsequent Adjustment
---------------------
Adjustment Date                                                03/01/97
Nature of Adjustment                               Recognition of Additional Core Deposit
                                                 Intangible Resulting From Trigger of PSSB
                                                   Officer 24 Month Salary Continuation
                                                                Agreement
Additional Core Deposit Intangible Created                      $362,804
Book Amortization Method / Term                          Straight Line / 79 months
Tax Return Amortization Method / Term                    Straight Line / 24 months
Monthly Pre-Tax Charge To Book Income                            $4,592
Monthly Book Amortization Reported As                     Non Operating Expense
Core Deposit Intangible Balance As Of 9/30/97                   $330,657
Reduction In Regulatory Capital As Of 9/30/97                   $330,657
Reduction In Tangible Book Value As Of 9/30/97                  $330,657


      In March of 1997, the Bank commenced payment to a former officer of Palm Springs Saving Bank following the resignation of the executive while he was covered under a salary continuation contract. The total payments due under the contract were capitalized as an adjustment to the core deposit intangible associated with the Palm Springs Savings Bank acquisition, as the potential cost of the contract, which existed prior to the acquisition, was included within the initial valuation of the core deposits acquired. The payments due under the contract were not capitalized at the date of acquisition due to uncertainty regarding whether the contract would be triggered; i.e. whether the executive would remain with the Bank. This adjustment to the core deposit intangible will be amortized over the remaining initial life of the core deposit intangible.
Because the payments are taxable to the executive, the Bank can deduct the payments for tax purposes on a faster schedule than they will be recognized for book reporting purposes, thus generating a deferred tax liability under SFAS 109.

LIQUIDITY
---------

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

o     retained earnings

o     FHLB advances

o     other borrowings, including reverse repurchase agreements

For the Bank, the primary uses of funds include:

o     loan originations

o     customer drawdowns on lines of credit

o     loan purchases

o     investment and mortgage backed securities purchases

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

      During the quarter ended September 30, 1997, the Bank commenced efforts aimed at acquiring an unsecured "federal funds" line of credit from one of the institution's primary correspondent banks, as an additional means to provide for contingent liquidity needs. However, there can be no assurance that the Bank will be successful in securing such line of credit.

      At September 30, 1997, the Bank maintained untapped borrowing capacity at the FHLB-San Francisco in the amount of $128.2 million. At the same date, the Bank was in the process of pledging approximately $100.0 million in additional residential mortgages to the FHLB-SF in order to expand the Bank's liquidity resources. In addition, due to the Company's relatively low loan to deposit ratio of 61.2% at September 30, 1997, the Company maintained significant excess collateral in both loans and securities; collateral which is available for either liquidation or secured borrowings in order to meet future liquidity requirements.

      At September 30, 1997, cash and cash equivalents totaled $25.6 million, compared to $18.4 million at June 30, 1997. The increase during the most recent fiscal quarter was associated with the investment of $8 million into a short term repurchase agreement that was slated to fund (after maturity) a whole loan purchase contracted to close in October 1997. It is management's intention, while ensuring adequate cash availability for operating needs, to constrain cash and cash equivalent balances in favor of higher yielding assets, subject to meeting all regulatory liquidity requirements.

      OTS regulations currently present two liquidity requirements. The key requirement is based upon cash, cash equivalents, and certain short term investments equaling at least 5.0% of deposits plus short term borrowings. The Bank's regulatory liquidity ratio for the month of September, 1997 was 9.99%, placing the Bank in compliance.

      Liquidity needs for HFB on a stand alone basis are met through available cash, periodic earnings, and cash flows from its investment portfolio.

CAPITAL RESOURCES
-----------------

      The Bank must maintain capital standards as set forth by federal regulations. As of September 30 1997, these requirements are: 1) tangible capital of 1.5 % of adjusted assets; 2) core capital of 4% of adjusted assets; and 3) risk-based capital of 8.0 % of risk-weighted assets. At September 30, 1997, the Bank exceeded all minimum regulatory capital requirements as shown in the table below:


                                                            PERCENT OF
                                                              ADJUSTED
                                        AMOUNT            TOTAL ASSETS
                                        ------            ------------
                                          (DOLLARS IN THOUSANDS)

Tangible Capital
----------------

Actual capital                          $62,659               6.07%
Minimum required                         15,479               1.50
                                         ------              -----
Excess                                  $47,180               4.57%
                                        =======               =====
Core Capital
------------
Actual capital                          $62,659               6.07%
Minimum required                         41,277               4.00
                                        -------               ----
Excess                                  $21,382               2.07%
                                        =======               =====


                                                          PERCENT OF RISK-
                                        AMOUNT            WEIGHTED ASSETS
                                        ------            ---------------

Risk-based Capital
------------------
Actual capital                          $65,567              15.48%
Minimum required                         33,885               8.00
                                        -------             ------
Excess                                  $31,682               7.48%
                                        =======             =======

      OTS regulations contain "prompt corrective action" provisions under which insured depository institutions are to be classified into one of five categories based primarily upon capital adequacy. The categories range from "well capitalized" to "critically under capitalized." OTS guidelines define a "well capitalized" institution as one which maintains:

      A.   A  total  risk-based  capital  ratio  of 10%  or  greater,
      B.   A Tier 1 risk-based  capital  ratio of 6%
      C.   A core capital ratio of 5% or greater, and
      D. Is not subject to any written capital order or directive to meet and maintain a specific capital level of any capital measure.

      The Bank's Tier 1 risk based capital ratio as of September 30, 1997 was 14.79%. At September 30, 1997, the Bank's regulatory capital levels exceed the thresholds required to be classified as a "well capitalized" institution. The Bank's capital ratios detailed above do not reflect the additional capital (and assets) maintained by the holding company.

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

CREDIT PROFILE
--------------

      Nonperforming Assets
      --------------------

      The following table sets forth information regarding nonaccrual loans and real estate acquired through foreclosure.


                                                   Sept 30, 1997   June 30, 1997
                                                   -------------   -------------
                                                       (Dollars In Thousands)
Nonaccrual loans before valuation reserves                $3,485         $5,217
Investment in foreclosed real estate before
    valuation reserves                                     6,942          6,308
Investment in repossesed consumer assets before
    valuation reserves                                        14             10
                                                      ----------      ---------
Total nonperforming assets                               $10,441        $11,535
                                                         =======        =======
Nonperforming loans to gross loans net of
    undisbursed loan funds                                 0.65%          1.06%
Nonperforming assets to total assets                       0.99%          1.17%


      The reduction in nonperforming assets during the first quarter of fiscal 1998 primarily resulted from the Company's continuing to cycle through the portfolio of troubled assets acquired in conjunction with the purchase of PSSB on September 27, 1996, as highlighted by the table presented below. In addition, a gradual recovery in real estate markets in the Company's primary lending areas has favorably impacted the Company's aggregate credit profile.

      Classified Assets
      -----------------

      The following graph presents information concerning classified assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets which present indications of potential future credit deterioration.


                                 HF Bancorp, Inc

                          History of Classified Assets

                             (Dollars In Thousands)

                             OAEM       Substandard       Loss          Total
                             ----       -----------       ----          -----
December 31, 1995           $9,217        $ 9,130        $2,618        $20,965
March 31, 1996              $8,287        $10,207        $3,030        $21,524
June 30,1996               $11,070        $ 8,189        $3,140        $22,399
September 30, 1996         $17,454        $22,007        $4,037        $43,498
December 31, 1996          $17,793        $20,588        $2,820        $41,201
March 31, 1997             $16,646        $18,733        $3,035        $38,414
June 30, 1997               $9,586        $19,834        $2,952        $32,372
September 30, 1997          $8,656        $15,805        $3,051        $27,512


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

      Impaired Loans
      --------------

      The Bank adopted Statement of Financial Accounting Standards (SFAS) No.114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" as amended by SFAS 118, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION AND DISCLOSURES", as of July 1, 1995. These statements generally require all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or as a practical expedient, at the loans's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectability of both contractual interest and contractual principal when assessing the need for loss recognition.

      The Bank applies the provision of SFAS No. 114 to all loans in its portfolio. As a majority of the Bank's loans are collateral dependent, most impaired loans are accounted for based upon the fair value of their collateral. In applying the provisions of SFAS No. 114, the Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all contractual principal and interest in accordance with the terms of the loan agreement. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratios, and the borrowers' current financial position. The Bank considers all nonaccrual loans and all loans that have a specific loss allowance applied to adjust the loan to fair value as impaired.

      At September 30, 1997, the Company maintained total gross impaired loans, before specific reserves, of $12.1 million, constituting 134 credits. This compares favorably to total gross impaired loans of $16.3 million at June 30, 1997. A total of $1.4 million in specific reserves were established against impaired loans at September 30, 1997. The average recorded investment in impaired loans during the quarter ended September 30, 1997 was $13.0 million. The Company's impaired loan portfolio at September 30, 1997 was disproportionately represented by credits originated by PSSB prior to its acquisition, as highlighted in the following table.


                   Gross Impaired Loans At September 30, 1997


                             (Dollars In Thousands)

                            Originated          Originated
                                    By                  By
                                  PSSB       Hemet Federal                TOTAL
                                  ----       -------------                -----
Accrual Status                  $4,455              $4,146               $8,601

Non Accrual Status              $1,939              $1,546               $3,485

TOTAL                           $6,394              $5,692              $12,086


      The above table also highlights that many of the Company's impaired loans at September 30, 1997 were either fully current or with only minor delinquency, as $8.6 million (71.2%) were maintained on accrual status. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where management has identified concerns regarding the collection of the credit. For the three months ended September 30, 1997, accrued interest on impaired loans was $92,000 and interest of $198,000 was received in cash.

      If all nonaccrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $232,000 during the quarter ended September 30, 1997, instead of interest income actually recognized on cash payments of $33,000.


      Allowance for Loan Losses
      -------------------------

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. Management reviews the Bank's loan loss allowance  on a  monthly  basis.  In  determining  levels  of  risk,  management considers a variety of factors, including asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in loans receivable which are deemed probable and estimable.

      In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

      While management uses the best information available to make these estimates, future adjustments to the allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Bank's control.



      The following tables set forth activity in the Bank's allowances for estimated loan losses and estimated real estate losses during the three months ended September 30, 1997 and 1996:


                                                 Three Months Ended September 30
                                                 -------------------------------
                                                           1997           1996
                                                           ----           ----
                                                     (Dollars In Thousands)

Allowance for Loan Losses:
--------------------------
Balance at June 30                                       $4,780         $3,068
   Allowance acquired from PSSB                             ---          2,963
    Loan chargeoffs:
          Residential real estate                         (235)           (11)
          Multifamily real estate                          (57)            ---
          Commercial real estate                            ---            ---
          Construction                                      ---            ---
          Land/Lots                                       (246)           (86)
          Consumer                                         (41)            ---
          Commercial business                               ---            ---
                                                   ------------      ---------
     Total chargeoffs                                     (579)           (97)
     Loan recoveries                                        ---            ---
     Provision for estimated loan losses                    100            179
                                                      ---------       --------
Balance at September 30                                  $4,301        $ 6,113
                                                         ======        =======


                                                  September 30,       June 30,
                                                  -------------       --------
                                                           1997           1997
                                                           ----           ----

Allowance for estimated loan losses as a percent of
     nonperforming loans                                123.43%         91.63%
Allowance for estimated loan losses as a percent of
     gross loans receivable net of loans in process       0.81%          0.97%



                                                 Three Months Ended September 30
                                                 -------------------------------
                                                           1997           1996
                                                           ----           ----

                                                     (Dollars In Thousands)
Allowance for Losses: Real Estate Foreclosure
---------------------------------------------

Balance at June 30                                    $   1,020       $    381
   Allowance acquired from PSSB                               0            491
   Net chargeoffs                                           (77)            (8)
   Provision for estimated real estate losses               426             29
                                                     -----------    ----------
Balance at September 30                                 $ 1,369        $   893

Allowance for Losses: Real Estate-Development
---------------------------------------------
Balance at June 30                                         $577         $1,536
   Allowance acquired from PSSB                               0              0
   Net chargeoffs                                          (287)             0
   Provision for estimated losses                             0              0
                                                        --------        -------
Balance at September 30                                    $290         $1,536

Total Allowances For Real Estate Losses                  $1,659         $2,429
                                                         ======         ======


      Loan charge-offs during the first quarter of fiscal 1998 were concentrated in credits obtained in conjunction with the acquisition of PSSB, with a particular concentration in land and developed lot loans. While the Company continues to make new land and lots loans, the terms and underwriting for such new credits are significantly more conservative than those historically extended by PSSB.

      The ratio of allowance for estimated loan losses to nonaccrual loans increased from 91.63% at June 30, 1997 to 123.43% at September 30, 1997 due to a decline in nonaccrual loans from $5.2 million to $3.5 million. The ratio of allowance for estimated losses to gross loans receivable net of loans in process declined from 0.97% at June 30, 1997 to 0.81% at September 30, 1997 due to a combination of a lower nominal reserve balance and an expanded loan portfolio. The lower ratio (0.81%) at September 30, 1997 is supported by the reductions in classified assets and nonaccrual loans experienced by the Company, the general recovery in real estate values in the Company's primary market areas, and by the high concentration of residential mortgages in the current loan portfolio. At September 30, 1997, 72.6% of the Bank's gross loan portfolio was comprised of residential real estate loans, while 97.1% of the gross loan portfolio was composed of loans secured by real estate.

      A $287,000 chargeoff against the Company's valuation allowance for real estate held for investment was recorded in the quarter ended September 30, 1997 in conjunction with the sale of the VISTA BONITA project. The remaining valuation reserve for real estate held for investment is associated with the MAYBERRY ESTATES parcel (six one-half acre developed home lots), which was under contract for sale at September 30, 1997.

      The Company's inventory of foreclosed properties and repossessed consumer assets at September 30, 1997 is summarized in the following table. During the quarter ended September 30, 1997, the Company recognized $426,000 in post acquisition writedowns in order to speed the liquidation of the remaining problem assets acquired in conjunction with the PSSB purchase.

     Real Estate Acquired By Foreclosure and Repossessed Consumer Assets



(Dollars In Thousands)

                                  Gross     Valuation        Net     Percent
Type Of Property                 Balance    Reserves     Balance    Of Total
----------------                 -------    --------     -------    --------
Residential 1 - 4 Units           $2,164        $446      $1,718       30.7%
Multifamily More Than 4 Units          0           0           0        0.0%
Commercial / Industrial            1,711         142       1,569       28.1%
Land / Developed Lots              3,067         781       2,286       40.9%
Repossessed Consumer Assets           14           0          14        0.3%
                                  ------        ----       -----       -----

   Total                          $6,956      $1,369      $5,587       100.0%


      The Bank accounts for real estate owned through foreclosure at fair market value upon acquisition, and management believes that adequate valuation reserves have been established based upon current market conditions. At September 30, 1997, approximately $2.9 million in foreclosed real estate was in escrow under contract for sale.

Comparison  Of Operating Results For the Three Months  Ended  September 30, 1997
--------------------------------------------------------------------------------
and 1996
--------

General
-------

      The Company reported net earnings of $502,000, or $0.08 per share, for the three months ended September 30, 1997, compared to net earnings of $453,000, or $0.08 per share, for the same quarter the prior fiscal year, excluding the prior year impact of the one time assessment to recapitalize the Savings Association Insurance Fund of the FDIC. Including the non recurring assessment, earnings in the quarter ended September 30, 1996 were a loss of $2.3 million, equivalent to a loss of $0.41 per share. The number of shares utilized in earnings per share calculations increased by 298,449 from the fiscal 1997 quarter to the fiscal 1998 quarter, as shares under the Company's deferred stock compensation plans continued to pro rata vest and due to the appreciation in the Company's common stock, which leads to a higher number of shares for earnings per share calculations due to the impact of the treasury stock method of accounting upon "in the money" stock options.

      When comparing results for the quarter ended September 30 for current and prior year, it is important to note that the prior year quarter included just 4 days of the impact of the PSSB acquisition, which closed on September 27, 1996. Due to the timing of the PSSB purchase and the growth experienced by the Company in the most recent fiscal quarter, the Company maintained a significantly larger average balance sheet in the current year quarter, somewhat offset by the impact of additional operating costs associated with running a larger bank in the recent period.

Net Interest Income
-------------------

      Net interest income increased from $4.6 million during the quarter ended September 30, 1996 to $6.1 million during the quarter ended September 30, 1997, representing a rise of 34.0%. The increase resulted from both a rise in interest earning assets and an improvement in the net interest margin realized on earning assets. Average interest earning assets rose from $789.1 million to $973.8 million (23.4%), while the average margin on earning assets expanded from 2.31% to 2.51% (8.7%). The ratio of interest earning assets to interest bearing liabilities remained constant between the two quarters ended September 30, at
1.08. During the quarter ended September 30, 1997, the Company continued to improve its cash management, implementing revised transit courier schedules to minimize lost float on checks deposited by customers.

Interest Income
---------------

      Interest income increased $3.8 million, or 26.6%, from $14.4 million during the quarter ended September 30, 1996 to $18.2 million during the quarter ended September 30, 1997. Interest income on loans nearly doubled from the prior fiscal year quarter, as average net loans outstanding rose from $238.5 million during the fiscal 1997 quarter to $494.5 million during the most recent quarter. This favorable volume impact was partially offset by a reduction in the average rate earned on the loan portfolio, from 8.40% in the fiscal 1997 quarter to 7.95% during the fiscal 1998 quarter. Interest income from mortgage backed securities declined slightly from $4.7 million in the quarter ended September 30, 1996 to $4.6 million in the quarter ended September 30, 1997, despite an increase in average mortgage backed securities outstanding from $269.8 million in the quarter ended September 30, 1996 to $284.3 million in the most recent quarter. The average rate earned on mortgage backed securities declined from 6.90% during the fiscal 1997 quarter to 6.50% during the fiscal 1998 quarter, as the Company sold a significant volume of longer term, higher yielding, fixed rate mortgage backed securities over the past year in conjunction with its interest rate risk management program and because general market interest rates were lower during the fiscal 1998 period, reducing interest income from the Company's significant position in adjustable rate mortgage backed securities. Interest income and dividends from investment securities declined from $4.7 million in the quarter ended September 30, 1996 to $3.8 million during the most recent quarter due to the Company's planned reduction of its investment security portfolio in favor of customer loans and other more interest sensitive assets, as investment securities declined from $227.0 million at September 30, 1996 to $150.1 million at September 30, 1997.

Interest Expense
----------------

      Interest expense rose from $9.8 million during the three months ended September 30, 1996 to $12.1 million during the three months ended September 30, 1997. This 23.2% increase stemmed from average interest bearing liabilities expanding from $730.1 million during the prior fiscal year quarter to $903.4 million during the most recent quarter, fractionally offset by a reduction in the average rate paid on interest bearing liabilities falling from 5.39% to 5.36%. Interest expense on deposits rose from $8.1 million for the quarter ended September 30, 1996 to $10.4 million during the quarter ended September 30, 1997, as average interest bearing deposits expanded from $660.1 million to $819.6 million. Interest expense on borrowings grew from $0.9 million during the quarter ended September 30, 1996 to $1.2 million during the most recent quarter due to a $13.8 million increase in the average balance of borrowings outstanding combined with the average borrowing rate rising from 5.23% to 5.95%. During the quarter ended September 30, 1997, the Company increased its use of wholesale borrowings in conjunction with expansions in its loan and securities portfolios. Net interest expense from hedging transactions fell 37.7% from the fiscal 1997 to the fiscal 1998 quarter, as the conclusions of the amortization periods for the deferred losses associated with two terminated interest rate swaps were realized in between the quarters.

Provision For Estimated Loan Losses
-----------------------------------

      The provision for estimated loan losses decreased from $179,000 during the quarter ended September 30, 1996 to $100,000 during the quarter ended September 30, 1997, as the Company has, over the past year, achieved significant progress in addressing the troubled assets acquired in conjunction with the PSSB purchase. Nonperforming loans as a percent of gross loans net of loans in process were 0.65% at September 30, 1997, versus 1.11% one year earlier. In addition, the real estate markets where the Company maintains the vast majority of its loans have generally improved in the past year, with the Southern California economic recovery continuing and housing affordability remaining favorable by historical California standards. The ratio of the allowance for estimated loan losses as a percent of nonperforming loans was 123.4% at September 30, 1997, almost unchanged from 123.6% a year earlier.

Other Income And Expense
------------------------

      Other income & expense changed from income of $419,000 during the quarter ended September 30, 1996 to expense of $340,000 during the three months ended September 30, 1997. Loan and other fees rose from $51,000 in the prior fiscal year quarter to $97,000 in the current fiscal year quarter, in conjunction with the expansion in the loan portfolio. Net gains from the sale of available for sale securities fell from $365,000 during the first quarter of fiscal 1997 to $56,000 during the first quarter of fiscal 1998, as the prior year quarter included significant gains on the sale of $21.2 million in mortgage backed securities. During the most recent quarter, the Company realized gains on loans held for sale of $27,000 in conjunction with the Company's new and gradually expanding mortgage banking operation. The net expense from real estate operations increased significantly from $52,000 in the quarter ended September 30, 1996 to $443,000 in the most recent fiscal quarter, as management sought to aggressively liquidate a significant portion of the remaining problem assets acquired with the PSSB purchase. 79% of the current quarter writedowns on foreclosed real estate were associated with credits originated by PSSB prior to the acquisition. Amortization of intangible assets increased from $237,000 in the fiscal 1997 quarter to $588,000 in the most recent quarter, as the amortization of the premium paid for PSSB did not commence until October, 1996. Savings fees increased dramatically from $171,000 during the quarter ended September 30, 1996 to $451,000 during the quarter ended September 30, 1997 due to the addition of the PSSB deposit base, the new fee & service charge schedule implemented during the most recent fiscal quarter, the Company's continuing focus upon adding transaction accounts, and a recent, proactive program by management to validate fee waivers.

General & Administrative Expenses
---------------------------------

      General & administrative expenses increased by $804,000, or 20.0%, from $4.0 million to $4.8 million for the quarters ended September 30, 1996 and 1997, respectively. The figure for the quarter ended September 30, 1996 excludes the one time assessment to recapitalize the SAIF insurance fund of the FDIC. The 20.0% increase was primarily attributable to:

o the additional staffing and operating overhead associated with the four full service branches acquired through the PSSB purchase, along with greatly expanded loan and deposit portfolios

o a $95,000 accrual in the most recent fiscal quarter for restructuring costs anticipated to be realized in the next three months, as management works to accelerate the Company's evolution into a community bank

      General & administrative expenses (excluding the SAIF recapitalization assessment) expressed as a percentage of total assets declined from 1.95% during the quarter ended September 30, 1996 to 1.87% during the most recent quarter. This decline stemmed, in part, from the various expense reduction and efficiency improvement initiatives implemented by management. For example, during the most recent quarter:

o the Company's health benefits program was modified to reduce annual operating expense by approximately $75,000 per year

o     two of the Company's four vehicles were sold

o the Company's loan processing and servicing operations were restructured to provide better and more efficient customer service

o several vendors were replaced with more cost effective organizations providing equal or better support to the Company

o the Company realized the first ongoing cost reduction from the decision to terminate its defined benefit and supplemental retirement pension plans during the quarter ended June 30, 1997

o the Company commenced aggressively seeking to improve its return on occupancy costs, culminating in the lease of excess space at one branch in the quarter just concluded for gross annual rent of $36,000

      Management has recently adopted a formalized strategic planning process aimed at improving profitability, pairing the ratio of general & administrative expenses to average assets, and improving the Company's efficiency ratio. Initiative areas within this planning process include a review of Company provided benefits and alternatives for migrating more of the Company's total compensation from fixed to variable, or incentive based, pay. Salaries and employee benefits composed 52.8% of total general & administrative expenses during the most recent quarter. In addition, the strategic planning process encompasses a review of current and potential delivery alternatives for the Company's products and services. However, there can be no assurance regarding the degree of success to be realized from the efforts described above.


Income Taxes
------------

      Income tax expense changed from a benefit of $1.6 million during the quarter ended September 30, 1996 to expense of $356,000 in the quarter ended September 30, 1997 due to the change in pre-tax income between the quarters. The Company's nominal tax rate remained substantially unchanged between current and prior year.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        a) The Company's Annual Meeting of Stockholders was held on October 28, 1997.

        b) Not applicable.

        c) At such meeting the Company's stockholders approved the following:

        1. The election of the following individuals as Directors for the term of three years each.


                                    For               Withheld
                                    ---               --------
            J. Robert Eichinger     4,687,889         35,268
            Harold L. Fuller        4,688,664         34,493
            Richard S. Cupp         4,688,194         34,963

        2. The ratification of the Amended and Restated HF Bancorp, Inc. Stock-Based Incentive Plan and the amendment to the plan to increase the aggregate number of shares of common stock authorized for issuance under such Plan by 150,000.


            For         Against           Abstain           Not Voted
            ---         -------           -------           ---------
            4,462,721   136,551           40,055            83,830

        3. The appointment of Deloitte & Touche, L.L.P, as independent auditors of the Company for the fiscal year ending June 30, 1998.


            For                     Against                 Abstain
            ---                     -------                 -------
            4,689,954               14,990                  18,213


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



                                                               HF BANCORP INC.
                                                                (Registrant)

Date: November 10, 1997                              By: /s/ Richard S. Cupp
                                                        --------------------
                                                        Richard S. Cupp
                                                        President
                                                        Chief Executive Officer



Date: November 10, 1997                              By: /s/ Mark R. Andino
                                                         -------------------
                                                         Mark R. Andino
                                                         Vice President
                                                         Treasurer