Form 10-Q
period 1997-12-31
HF BANCORP INC
filed 1998-02-05
CIK 941547

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended December 31, 1997
                                                -----------------


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

      There were 6,300,906 shares of the Registrant's common stock outstanding as of February 2, 1998.

HF BANCORP, INC. AND SUBSIDIARY
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION                                           PAGE
         ---------------------                                           ----

ITEM 1.                 FINANCIAL STATEMENTS

            Consolidated Statements of Financial Condition as of
            December 31, 1997 (unaudited), and June 30, 1997              3-4

            Consolidated Statements of Operations (unaudited) for the
            Three and Six Months ended December 31, 1997 and 1996         5-6

            Earnings Per Share Disclosures (unaudited)                      7

            Changes in Stockholders' Equity (unaudited)                     8

            Consolidated Statements of Cash Flows (unaudited) for the
            Six Months ended December 31, 1997 and 1996                   9-11

            Introduction                                                   12

            Description of Business                                      13-16

            Notes to Consolidated Financial Statements (unaudited)       17-21

            Recent Developments                                          22-25

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS          26-55
                  ---------------------------------------------

PART II - OTHER INFORMATION
          -----------------

Item 1.           Legal Proceedings                                         56

Item 2.           Changes in Securities                                     56

Item 3.           Defaults Upon Senior Securities                           56

Item 4.           Submission of Matters to a Vote of Security Holders       56

Item 5.           Other Information                                         57

Item 6.           Exhibits and Reports on Form 8-K                          57

        Signature Page                                                      58

                         HF BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                   Dec. 31,         June 30,
                                                                                    1997              1997
                                                                                   --------         --------

                                                                                 (Unaudited)

                                                                                    (Dollars In Thousands)

ASSETS

Cash and cash equivalents                                                         $ 19,199          $18,411
Investment securities held to maturity (estimated fair value of $10,444
 and $26,557 at December 31, 1997 and June 30, 1997, respectively)                  10,325           26,794
Investment securities available for sale (amortized cost of $91,829
 and $147,507 at December 31, 1997 and June 30, 1997, respectively)                 91,641          144,997
Loans held for sale                                                                  3,861              335
Loans receivable (net of allowance for estimated loan losses of $3,981
 and $4,780 at December 31, 1997 and June 30, 1997, respectively)                  590,114          484,334
Mortgage-backed securities held to maturity (estimated fair value of $137,676
 and $148,907 at December 31, 1997 and June 30, 1997, respectively)                138,096          151,369
Mortgage-backed securities available for sale (amortized cost of $164,266
 and $108,771 at December 31, 1997 and June 30, 1997, respectively)                165,097          109,493
Accrued interest receivable                                                          6,781            7,332
Investment in capital stock of the Federal Home Loan Bank, at cost                   6,424            6,224
Premises and equipment, net                                                          7,724            8,289
Real estate owned, net of valuation allowances
 Acquired through foreclosure                                                        5,167            5,298
 Acquired for sale or investment                                                         0              418
Intangible assets                                                                   13,295           14,471
Other assets                                                                         5,543            6,984
                                                                                 ---------          -------

Total assets                                                                    $1,063,267         $984,749
                                                                                ==========         ========

                               HF BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)


                                                                               Dec 31,         June 30,
                                                                                  1997             1997
                                                                                  ----             ----

                                                                            (Unaudited)

                                                                     (Dollars In Thousands Except Per Share Amounts)


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Checking deposits                                                           $ 77,799         $ 73,771
   Savings deposits                                                             103,753          111,742
   Money market deposits                                                         65,583           38,620
   Certificates of deposit                                                      608,429          615,522
                                                                                -------          -------
Total deposits                                                                 $855,564         $839,655

Advances from the Federal Home Loan Bank                                        110,000           50,000
Accounts payable and other liabilities                                            5,739            6,888
Income taxes                                                                      8,329            7,179
                                                                              ---------       ----------

     Total liabilities                                                          979,632          903,722


Stockholders' equity:
Preferred stock, $.01 par value;  2,000,000 shares authorized;  none issued          --             --
 Common stock, $.01 par value; 15,000,000 shares authorized; 6,612,500 issued,
   6,292,975 outstanding at December 31, 1997 and 6,281,875 outstanding at           66             66
   June 30, 1997
Additional paid-in capital                                                       51,331           51,355
Retained earnings, substantially restricted                                      39,670           38,441
Net unrealized gain (loss) on securities available for sale, net of taxes           378           (1,050)
Deferred stock compensation                                                      (4,575)          (4,437)
Treasury stock                                                                   (3,235)          (3,348)
                                                                           ------------       ----------

     Total stockholders' equity                                                  83,635           81,027
                                                                           ------------       ----------

Total liabilities and stockholders' equity                                   $1,063,267         $984,749
                                                                           ============       ==========



Nominal book value per share                                                     $13.29           $12.90
Tangible book value per share                                                    $11.69           $11.15
Average market price per share on the final trading day of the period            $17.50           $14.38


Shares utilized in above book value calculations                              6,292,975        6,281,875




See notes to consolidated financial statements

                                HF BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                           FOR THE THREE            FOR THE SIX
                                                            MONTHS ENDED           MONTHS ENDED
                                                            DECEMBER 31,           DECEMBER 31,
                                                           -------------           ------------



                                                       1997       1996          1997      1996
                                                       ----       ----          ----      ----
                                                              (Dollars In Thousands)

INTEREST INCOME:
Interest on loans                                    $10,647      $9,078      $20,476     $14,088
Interest on mortgage-backed securities                 4,865       4,357        9,483       9,012
Interest and dividends on investment securities        3,247       4,459        7,036       9,193
                                                    --------    --------     --------    --------

     Total interest income                            18,759      17,894       36,995      32,293

INTEREST EXPENSE:
Interest on deposit accounts                          10,370       9,988       20,753      18,127
Interest on advances from the Federal Home Loan
 Bank and other borrowings                             1,830         915        3,076       1,830
Net interest expense of hedging transactions             462         777          948       1,556
                                                     -------     -------     --------    --------

     Total interest expense                           12,662      11,680       24,777      21,513

NET INTEREST INCOME BEFORE PROVISION
 FOR ESTIMATED LOAN LOSSES                             6,097       6,214       12,218      10,780

PROVISION FOR ESTIMATED LOAN LOSSES                      300          29          400         208
                                                     -------     -------     --------    --------

NET INTEREST INCOME AFTER PROVISION
 FOR ESTIMATED LOAN LOSSES                             5,797       6,185       11,818      10,572

OTHER INCOME (EXPENSE):
Loan and other fees                                       99          96          197         148
Loss from real estate operations, net                   (198)       (135)        (641)       (187)
Gain on sale of mortgage-backed and investment
   securities available for sale                           6         664           62       1,030
Gain on sale of loans held for sale                       44          10           70          10
Deposit related fees                                     620         412        1,071         582
Other income                                              30          30           91         151
Amortization of intangible assets                       (588)       (575)      (1,177)       (812)
                                                     -------     -------     --------   ---------

     Total other income (expense)                         13         502         (327)        992



See notes to consolidated financial statements

                                HF BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                          (Unaudited)

                                                           FOR THE THREE            FOR THE SIX
                                                            MONTHS ENDED           MONTHS ENDED
                                                            DECEMBER 31,           DECEMBER 31,
                                                            ------------           ------------

                                                       1997       1996         1997           1996
                                                       ----       ----         -----          ----

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and employee benefits                        $2,065      $2,654      $ 4,610       $ 4,651
Occupancy and equipment expense                          926         906        1,908         1,536
FDIC insurance and other assessments                     181         504          362           826
SAIF special assessment                                    0           0            0         4,757
Legal and professional services                          222         240          346           408
Data processing service costs                            579         461        1,050           753
Marketing                                                157         150          245           308
Deposit servicing expense                                 38         141           67           243
Other                                                    400         433          803           783
                                                     -------     -------      -------       -------

     Total general and administrative expenses         4,568       5,489        9,391        14,265

EARNINGS (LOSS) BEFORE INCOME TAX
EXPENSE (BENEFIT)                                      1,242       1,198        2,100        (2,771)

INCOME TAX EXPENSE (BENEFIT)                             515         496          871        (1,134)
                                                     -------      ------       ------    -----------

NET EARNINGS (LOSS) APPLICABLE TO BOTH BASIC AND
DILUTED EPS                                           $  727      $  702      $ 1,229    $   (1,637)
                                                      ======      ======      =======    ===========

SHARES APPLICABLE TO BASIC EPS                     6,286,157   6,281,875    6,284,016     6,281,875

BASIC EARNINGS PER SHARE                               $0.12      $ 0.11        $0.20       *$(0.26)
                                                   ==========  =========   ==========       ========

SHARES APPLICABLE TO DILUTED EPS                   6,499,729   6,331,434    6,476,785     6,281,875

DILUTED EARNINGS PER SHARE                             $0.11       $0.11        $0.19       *($0.26)
                                                   =========   =========   ==========       ========




*$0.18 per share, net of the after-tax effect of the SAIF special assessment.

See notes to consolidated financial statements


                                              HF BANCORP, INC. AND SUBSIDIARY
                                 ADDITIONAL INFORMATION FOR EARNINGS PER SHARE DISCLOSURES
                                                        (Unaudited)


                                                         PLUS:      PLUS:
                                                     Treasury    Treasury
                                         EQUALS:       Shares       Stock      Stock       EQUALS:       Shares*
                              LESS:      Shares           For     Method:    Method:       Shares*           For
                Average    Average          For        Fiscal      Shares     Shares           For        Fiscal     Quarterly
                  Total     Shares    Quarterly           YTD         For        For     Quarterly           YTD       Average
   Quarter       Shares   Treasury        BASIC         BASIC       Stock      Stock       DILUTED       DILUTED         Share
   Ending        Issued      Stock          EPS           EPS     Options     Awards           EPS           EPS         Price
   ------        ------      -----          ---           ---     -------     ------           ---           ---         -----
  09/30/96    6,612,500    330,625    6,281,875     6,281,875          25         10     6,281,910     6,281,910         $9.54
  12/31/96    6,612,500    330,625    6,281,875     6,281,875      41,097      8,462     6,331,434     6,306,672        $10.86
  03/31/97    6,612,500    330,625    6,281,875     6,281,875      91,746     15,492     6,389,113     6,334,152        $12.47
  06/30/97    6,612,500    330,625    6,281,875     6,281,875     113,369     18,232     6,413,476     6,353,983        $13.47
  09/30/97    6,612,500    330,625    6,281,875     6,281,875     148,044     23,922     6,453,841     6,453,841        $14.94
  12/31/97    6,612,500    326,343    6,286,157     6,284,016     184,928     30,785     6,499,729     6,476,785        $16.60



      HF Bancorp, Inc. Stock Based Incentive Plan:  Stock Option Information



                                           Stock                       Stock    Average
                                         Options          Stock      Options   Exercise
                Stock        Stock  Cumulatively        Options    Available   Price Of
              Options      Options      Vested &   Cumulatively   For Future     Vested
     Date  Authorized  Outstanding   Outstanding      Exercised       Grants    Options
     ----  ---------   -----------   -----------      ---------       ------    -------
 09/30/96     661,250      630,340             0              0       30,910        N/A
 12/31/96     661,250      618,250             0              0       43,000        N/A
 03/31/97     661,250      528,853       112,850              0      132,397     $10.05
 06/30/97     661,250      523,185       109,182              0      138,065     $10.04
 09/30/97     661,250      638,545       125,182              0       22,705     $10.59
 12/31/97     811,250      629,945       115,882         11,100      170,205     $10.65


      HF Bancorp, Inc. Stock Based Incentive Plan:  Stock Award Information


                                                       Stock
                                                      Awards
                  Stock        Stock       Stock   Available
                 Awards       Awards      Awards  For Future
     Date    Authorized  Outstanding      Vested      Grants
     ----    ----------  -----------      ------      ------
 09/30/96       198,375      195,075           0       3,300
 12/31/96       198,375      189,801           0       8,574
 03/31/97       198,375      121,887      37,294      39,194
 06/30/97       198,375      121,227      37,954      39,194
 09/30/97       198,375      154,527      37,954       5,894
 12/31/97       198,375      154,527      37,954       5,894

*Applicable in the event of positive earnings.



                                                     HF BANCORP, INC.
                                CONSOLIDATED STATEMENT  OF CHANGES IN  STOCKHOLDERS'  EQUITY
                                           Six Months Ended December 31, 1997
                                                      (Unaudited)

                                       Common    Additional     Retained     Unrealized   Deferred stock    Treasury      Total
                                        stock       paid-in     earnings    gain (loss)     compensation       stock
                                                    capital                          on
                                                                             securities
                                                                              available
                                                                               for sale
                                    ------------------------------------------------------------------------------------------------
                                                                             (Dollars In Thousands)

Balance at June 30, 1997                  $66        $51,355      $38,441      ($1,050)       ($4,437)         ($3,348)     $81,027

Net income for the six months
ended December 31, 1997                    --             --        1,229            --             --             --         1,229

Change in net unrealized loss on
securities available for sale, net
of taxes                                   --             --           --         1,428             --             --         1,428

Change in deferred stock
compensation                               --            (23)          --            --           (138)            --          (161)

Utilization of Treasury shares for
exercised stock options                                   (1)                                                     113           112

                                    ------------------------------------------------------------------------------------------------

                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 1997               $66        $51,331     $39,670          $378        ($4,575)      ($3,235)       $83,635
                                    ================================================================================================



See notes to consolidated financial statements

                                  HF BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                              FOR THE SIX MONTHS
                                                                              ENDED DECEMBER 31
                                                                              ------------------
                                                                              1997          1996
                                                                              ----          ----

                                                                            (Dollars In Thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                        $   1,229     $ (1,637)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

Origination of loans held for sale                                            (9,298)         (457)
Proceeds from sale of loans held for sale                                      5,507           467
Provisions for estimated loan and real estate losses                             960           317
Direct write-offs from real estate operations                                     --            49
Depreciation and amortization                                                    651           551
Amortization of deferred loan fees                                              (421)         (347)
Amortization (accretion) of premiums (discounts) on loans
 and investment and mortgage-backed securities, net                              161           (64)
Amortization of intangible assets                                              1,177           812
Federal Home Loan Bank stock dividend                                           (200)         (199)
Gain on sales of loans held for sale                                             (70)          (10)
Loss (gain) on sales of real estate, net                                         (25)            9
Gain on sale of mortgage-backed and investment securities, available for sale    (62)       (1,030)
Loss (gain) on sale of premises and equipment                                     19           (14)
Decrease (increase) in accrued interest receivable                               551          (894)
(Decrease) increase in accounts payable and other liabilities                 (1,149)        2,250
Decrease in other assets                                                       1,440            42
Other, net                                                                        83         1,452
                                                                            --------      --------

Net cash provided by operating activities                                        553         1,297


                                  HF BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                            (UNAUDITED)

                                                                                           FOR THE SIX MONTHS
                                                                                            ENDED DECEMBER 31
                                                                                           ------------------
                                                                                           1997          1996
                                                                                           ----          ----

                                                                                         (Dollars In Thousands)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable                                                         (108,610)      (65,881)
Purchases of mortgage-backed securities held to maturity                                       --       (15,039)
Purchases of mortgage-backed securities available for sale                                (80,163)      (14,272)
Principal repayments on mortgage-backed securities held to maturity                        13,131         9,379
Principal repayments on mortgage-backed securities available for sale                      16,198         6,148
Purchases of investment securities held to maturity                                            --            --
Purchases of investment securities available for sale                                          --       (37,968)
Principal repayments on investment securities held to maturity                                485           363
Principal repayments on investment securities available for sale                            2,614         2,992
Proceeds from sales of mortgage-backed and investment securities available for sale        58,254        71,381
Matured / called investment and mortgage backed securities held to maturity                16,000         9,535
Matured / called investment and mortgage backed securities available for sale               3,032        35,428
Proceeds from sales of real estate acquired by foreclosure                                  3,063           285
Proceeds from sales of real estate held for investment                                        427           528
Additions to real estate owned                                                                 --            (6)
Proceeds from sale of premises and equipment                                                   43            (3)
Additions to premises and equipment                                                          (148)       (1,406)
Cash payment for acquisition, net of cash received                                             --       (14,707)
                                                                                       ----------      --------

Net cash used in investing activities                                                     (75,674)      (13,243)


                                  HF BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                            (UNAUDITED)

                                                                              FOR THE SIX MONTHS
                                                                              ENDED DECEMBER 31,
                                                                              ------------------
                                                                              1997         1996
                                                                              ----         ----

                                                                            (Dollars In Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances received from FHLB                                                 $ 60,000     $      --
Proceeds from other borrowings                                               182,000            --
(Decrease) in certificate accounts                                            (7,090)          (43)
Net increase in NOW, passbook, money market investment and
 non-interest-bearing accounts                                                22,999        11,752
Repayment of other borrowings                                               (182,000)           --
                                                                            --------        ------

Net cash provided by financing activities                                     75,909        11,709
                                                                             -------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             788          (237)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              18,411       100,633
                                                                           ---------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 19,199     $ 100,396
                                                                            ========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
Interest on deposit accounts and other borrowings                          $   4,857     $   3,648
                                                                           =========     =========

Income taxes paid                                                                 --            --
                                                                           =========     =========

SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES:

Real estate acquired through foreclosure                                   $   3,823     $   1,022

Loans to facilitate sale of real estate through foreclosure                $     358     $     481

Purchase of Palm Springs Savings Bank:
Fair value of assets purchased, excluding cash                             $      --     $ 184,321
Fair value of liabilities assumed                                                 --       169,614
                                                                           ---------     ---------

     Cash payment for acquisition, net of cash received                    $      --     $  14,707
                                                                           =========     =========



See notes to consolidated financial statements


HF BANCORP, INC. AND SUBSIDIARY
DECEMBER 31, 1997

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

HF BANCORP, INC. AND SUBSIDIARY
DECEMBER 31, 1997

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

      At December 31, 1997, the Company had $1,063.3 million in total assets, $590.1 million in total net loans receivable, and $855.6 million in total deposits. The Company is subject to regulation by the Office Of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC"), and the Securities and Exchange Commission ("SEC"). The principal executive offices of the Company and the Bank are located at 445 East Florida Avenue, Hemet, California, 92543, telephone number (909) 658 - 4411, toll free (800) 540-4363, facsimile number (909) 925 - 5398. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposit accounts are insured by the FDIC through the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law.

HF BANCORP, INC. AND SUBSIDIARY
DECEMBER 31, 1997

(UNAUDITED)


      On September 27, 1996, Hemet Federal Savings & Loan Association consummated the acquisition of Palm Springs Saving Bank ("PSSB") by purchasing their 1,131,446 shares of common stock for $16.3 million. The acquisition was accounted for under purchase accounting guidelines and therefore generated intangible assets (see "Intangible Assets").

      On June 21, 1996, the Bank entered the North San Diego County market through the purchase of three branch offices and the assumption of deposit liabilities totaling $185.2 million from Hawthorne Savings Bank. In conjunction with the purchase, the Bank generated a core deposit intangible of $6.6 million, or 3.6% of the deposits assumed (see "Intangible Assets").

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

HF BANCORP, INC. AND SUBSIDIARY
DECEMBER 31, 1997

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

HF BANCORP, INC. AND SUBSIDIARY
DECEMBER 31, 1997

(UNAUDITED)

      Through its network of banking offices, the Bank emphasizes personalized service focused upon two primary markets: households and small businesses. The Bank offers a wide complement of lending and depository products. The Bank also supports its customers by functioning as a federal tax depository, providing merchant bankcard services, and supplying various forms of electronic funds transfer. In addition, the Bank, through third party relationships, makes various non FDIC insured investment products available to its customers, including mutual funds and selected insurance related products.

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the six month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

Termination of Swap Agreements
------------------------------

      On July 10, 1995, the Company terminated four interest rate swap agreements with an aggregate outstanding notional amount of $60.0 million. At June 30, 1995, the weighted average fixed payment rate and variable payment received rate were 9.53% and 6.11%, respectively. The Company paid a termination fee of $4,856,000 which has been deferred and is being amortized over the remaining original terms of the respective swap agreements. The expected future annual amortization is as follows: $343,000 for the last six months of fiscal 1998 and $272,000 for the fiscal year 1999. As of December 31, 1997 the remaining deferred amount was $615,000.


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

      A non-recurring $3.0 million charge to accrue expenses related to the termination of the two retirement plans was recorded in the fourth quarter of fiscal 1997. As of December 31, 1997, all of the Plan assets had been distributed, with vested participants receiving, at their election, either a lump sum or an annuity contract. The Company has applied for IRS approval of the defined benefit pension plan termination and liquidation and is in the process of preparing a final plan annual return. While the amount accrued during the fourth quarter of fiscal 1997 was sufficient to fund the distributions, future events could possibly produce an actual expense total higher than that accrued. The timing of the receipt of the IRS determination letter is beyond the Company's control.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

Change in Accounting Principles
-------------------------------

      Effective January 1, 1998, the Company adopted those components of SFAS No. 125 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" which were postponed under SFAS No. 127 "DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF FASB STATEMENT NO. 125". The Company has recently updated its Master Repurchase Agreements to permit substitution of collateral involved in its repurchase agreements conditional upon economic equivalency. Management does not believe that the adoption of the deferred components of SFAS No. 125 will have a significant impact on its financial statements.

      Effective December 15, 1997, the Company adopted SFAS No. 128, "EARNINGS PER SHARE". The statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement modifies the standards for computing earnings per share previously found in APB Opinion No. 15, "EARNINGS PER SHARE," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In addition, EPS figures for prior periods must be restated.

      Effective December 15, 1997, the Company adopted SFAS No. 129, "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE". The statement establishes standards for disclosing information about an entity's capital structure.

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

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


Stock Plans
-----------

      The Company established for eligible employees an Employee Stock Ownership Plan and Trust ("ESOP"), which became effective upon the conversion of the Bank from a mutual savings and loan association to a public stock company (the "Conversion"). On June 30, 1995, the ESOP:

o subscribed for 7.0% (462,875) of the total shares (6,612,500) of common stock issued in the Conversion pursuant to the subscription rights granted under the ESOP plan document

o borrowed $3,703,000 from the Company under a 9.5 year loan agreement bearing a 9.0% interest rate in order to fund the purchase of common stock, pledging the common stock as collateral for the loan

      Under the terms of the ESOP plan, shares are allocated to individual eligible employee accounts at the conclusion of each calendar year. Under the terms of the original loan agreement, annual principal and interest payments were to be made to the Company at the end of each calendar year.

      In December 1997, the ESOP and the Company amended their loan agreement, implementing the following revisions:

o The loan payment for calendar year 1997 would be interest only. No loan principal would be retired on December 31, 1997.

o The final maturity of the loan was extended from December 31, 2004 to December 31, 2012, with an associated reduction in periodic loan principal amortization.

      As of December 31, 1997, prior to the 1997 allocation of shares to eligible employee accounts, a cumulative total of 104,069 shares of common stock had been allocated to individual employee accounts, leaving a remainder of 358,806 shares to be allocated over the remaining 15 year life of the ESOP, including 17,841 shares to be assigned in conjunction with the calendar year 1997 allocation.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


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

      At December 31, 1997, a total of 37,954 shares of stock awards have vested under the Incentive Plan. An additional 154,527 non-vested shares have been allocated to Directors and employees in key management positions. A total of 5,894 shares remained in the trust on an unallocated basis as of December 31, 1997. Stock awards under the Incentive Plan typically vest over a five year period.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


      At the Company's Annual Meeting of Shareholders on October 28, 1997, shareholders approved an amendment to the Incentive Plan, which increased the number of option shares authorized for issuance by 150,000 shares, from 661,250 shares to 811,250 shares. The Incentive Plan retains the prior Stock Compensation Plan's limitation of 198,375 shares authorized for stock awards.

      Of the 811,250 option shares authorized under the Incentive Plan at December 31, 1997, options representing a total of 629,945 shares were outstanding as of that date. Of these 629,945 options, a total of 115,882 options were vested at a weighted average exercise price of $10.65, with the exercise price of individual vested options ranging from a low of $9.50 per share to a high of $14.34 per share. As of December 31, 1997, a total of 11,100 shares had been cumulatively exercised under the Incentive Plan or any of its predecessor plans, and 170,205 options remained available for future grant.


Commitments and Contingencies
-----------------------------

      At December 31, 1997, the Company maintained commitments to sell $2.1 million in residential fixed rate mortgage loans on a servicing released basis and to originate $12.7 million in various types of loans. The Company maintained no commitments to purchase loans or assume borrowings at December 31, 1997.

HF BANCORP, INC. AND SUBSIDIARY
DECEMBER 31, 1997

(UNAUDITED)

Recent Developments
-------------------

      Year 2000 Computer Issue
      ------------------------

      The Year 2000 Issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed could produce inaccurate or unpredictable results upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is significantly subject to the potential impact of the "Year 2000 Issue" due to the nature of financial information. Potential impacts to the Company may arise from software, hardware, and equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces (e.g. vendors providing credit bureau information).

      Financial institution regulators have recently increased their focus upon Year 2000 issues, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams.

      In order to address the Year 2000 issue, the Company has developed and implemented a five phase plan divided into the following major components:

o      awareness
o      assessment
o      renovation
o      validation
o      implementation

      The Company has substantially completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is to work with external vendors to test and certify their systems as Year 2000 compliant. Another important segment of the Year 2000 plan is to identify those loan customers whose possible lack of Year 2000 preparedness might expose the Bank to financial loss.

HF BANCORP, INC. AND SUBSIDIARY
DECEMBER 31, 1997

(UNAUDITED)


      In conjunction with the above efforts, the Company is currently calculating both capital and operating expenditures required to meet the objectives of its Year 2000 plan. Many of the costs identified to date relate to computer hardware (including ATM's) and software that would be replaced in the next year even without the presence of the Year 2000 Issue in conjunction with the Company's ongoing programs for updating its delivery infrastructure. Certain other costs relate exclusively to the Year 2000 Issue, including internal staff time and external resources hired to perform renovation, validation, and implementation.


      Potential Federal Legislation
      -----------------------------

      During its past session, the U.S. House Of Representatives failed to approve a significant financial industry reform bill which had been designated "HR 10". However, Congress continues to debate a series of issues which could impact the financial services industry in general and the Company in particular. Key topics under discussion include:

o     the potential merger of the BIF and SAIF deposit insurance funds

o the potential reform of financial institution charters (including the possible elimination of the federal thrift charter)

o financial services modernization, including a possible relaxation of laws separating commercial banking and commerce

o potential modifications to the Federal Home Loan Bank system, including a possible relaxation of the current mandatory membership requirement for thrift institutions

o     possible federal controls on the amount and disclosure of ATM fees

o regulations addressing allowable financial relationships between insured depository institutions and mortgage brokers, and possible revisions in the Real Estate Settlement Procedures Act ("RESPA") and the Truth In Lending Act ("TILA")

o     potential federal laws governing private mortgage insurance

HF BANCORP, INC. AND SUBSIDIARY
DECEMBER 31, 1997

(UNAUDITED)


      Supervisory Goodwill Cases
      --------------------------

      Approximately 120 cases are pending involving claims for damages resulting from the U.S. government's alleged breach of contracts related to the amortization periods for treating supervisory goodwill as regulatory capital. Recent rulings by U.S. federal courts have generally been in favor of the plaintiffs. Should the plaintiffs, some of whom are the Company's competitors, prevail in their litigation and collect the significant sums claimed, the Company could face a number of competing financial institutions bolstered with significant financial resources. The Company maintains no supervisory goodwill claim of its own and cannot predict what results, if any, may arise from the current litigation.


      Financial And Currency Turmoil In Asia
      --------------------------------------

      While the Company maintains relatively little direct exposure to businesses and consumers in Asia, the California economy as a whole is impacted by the significant foreign trade with Asian economies. A slowdown in the volume of California exports to Asia could cool the State economy, thereby having an indirect impact upon the Company through less robust personal income growth and real estate values.


      Proposed Accounting Statement
      -----------------------------

      FASB has delayed issuing a final statement entitled "ACCOUNTING FOR DERIVATIVE AND SIMILAR FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES". This extensive and complex drafted statement has generated significant response throughout industry and government. The FASB recently delayed the proposed implementation date to fiscal years commencing after June 15, 1999. In addition, the FASB has recently issued several modifications to the proposed statement in response to issues raised by industry and government. Legislation has been introduced in Congress that would empower bank regulators to reject the proposed statement. The Company's management cannot predict what, if any, final statement might be issued, what legislation might be adopted, the response of federal banking and thrift regulators, and the potential impact of such statement, legislation, and regulatory response upon the Company's reported earnings and financial disclosure.

HF BANCORP, INC. AND SUBSIDIARY
DECEMBER 31, 1997

(UNAUDITED)


      Credit Unions
      -------------

      The U.S. Supreme Court is currently reviewing the extent to which credit unions may extend their affiliations to various groups. In addition, members of the U.S. Congress have circulated legislative proposals which would define limitations on credit union membership and potentially extend Community Reinvestment Act ("CRA") requirements to larger credit unions. To the extent that credit union membership is restricted, the Company would benefit, as it competes with a number of credit unions in its market areas. However, the Company's management cannot predict what, if any, Supreme Court rulings or legislation may evolve, and the potential impact of such events upon the Company.


      Federal Reserve
      ---------------

      Various proposals involving the regulations developed or administered by the Federal Reserve are under consideration, including the potential ability of insured depository institutions to pay interest on commercial demand deposit accounts and the potential payment of interest on balances maintained by depository institutions at Federal Reserve Banks. The Company's management cannot predict what, if any, changes may arise from these proposals.


      Consolidation In The Financial Services Industry
      ------------------------------------------------

      During calendar year 1997, a series of mergers and acquisitions of financial institutions were consummated or announced in the Company's primary market areas. Acquired companies range from small community banks to large financial services providers such as Great Western Bank. These mergers and acquisitions have presented both opportunities and risks to the Company. Opportunities have included the chance to acquire former customers of purchased institutions, many of whom are receptive to the idea of altering their financial institution affiliation once informed that their historical bank will disappear. Risks have included the development of an expanded number of larger competitors, which enjoy greater financial resources, market reach, and product depth than the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

General
-------

      During the six months ended December 31, 1997, the Company continued the implementation of the business strategy presented in Form 10-K for the fiscal year ended June 30, 1997. This strategy centered upon the Company's evolution into a community bank offering a more comprehensive array of products and services while at the same time augmenting earnings. Key objectives within this strategy included:

o      Increasing long term shareholder returns

o      Improving customer service

o      Enhancing employee relations

o      Bolstering profitability

o      Instilling a sales culture throughout the Company

o Strengthening the Company's involvement in and contributions to the communities it serves

      During the second quarter of fiscal 1998, the Company advanced its evolution on several fronts:

o The Company's strong equity position was more effectively deployed, as total assets expanded by $12.9 million, net loans receivable grew by $66.0 million, and the Company exited the real estate development business, freeing over $1.0 million in regulatory capital for more effective investment in other Company operations.

o The Company became more active in fulfilling the credit needs of California consumers and businesses, with the Company's ratio of net loans receivable to deposits increasing from 61.2% to 69.0%. As recently as June 30, 1996, this ratio stood at just 33.6%.

o The Company experienced a significant improvement in its aggregate credit profile, with total gross nonperforming assets declining from $10.4 million to $8.2 million, spurred by both the improvement in Southern California's economy and real estate markets and by management's aggressive efforts to complete the liquidation of the portfolio of troubled assets obtained in conjunction with the acquisition of PSSB. Loan loss reserves to non-performing loans increased to 179.01%, with the vast majority of the Company's non-performing loans secured by real estate.

o In conjunction with the Trustees of the ESOP, the Company refinanced its loan to the ESOP, resulting in a $533,000 reduction in periodic personnel expense during the second quarter of fiscal 1998, as well as calendar 1998 operating expense savings of approximately $350,000 based upon the Company's recent stock price.

o The Company continued its focus upon fee revenue growth, implementing a new safe deposit box inventory and billing system, and commencing plans to offer debit cards, credit cards, and foreign banknote services through its retail branch network.

o Management continued its emphasis upon improving the Company's efficiency ratio, implementing revised transit settlement, inclearings management, courier, and cash vault operations during the second quarter of fiscal 1998. In addition, favorable revisions in vendor pricing for check printing, branch rent, and certain data processing services were negotiated during the most recent quarter, with effect commencing in the third quarter of fiscal 1998.

o The Company's exposure to rising interest rates significantly declined during the three months ended December 31, 1997, reducing the volatility of the Company's net interest income and net portfolio value during periods of increasing interest rates.

      To some extent, the above accomplishments were offset by the particularly flat and low state of the Treasury security yield curve during much of the second fiscal quarter, as exhibited by the differential between the 1 year Treasury security and the 10 year Treasury security totaling just 27 basis points at December 31, 1997. Flat and nominally low yield curves present particular challenges to portfolio lenders such as the Company, who maintain net liability sensitive positions. The shape of the yield curve discourages borrowers from selecting the adjustable rate loans that the Company utilizes to build its balance sheet, while encouraging refinancing of existing loans and securities, a significant volume of which the Company owns at a premium to par. In addition, the flatness of the yield curve reduces the interest spread derived from the Company's net liability sensitive position, pressuring net interest income. Management has responded to this environment by augmenting its mortgage banking activity and aggressively focusing upon reducing the Company's cost of funds. However, should the current capital markets environment persist, there can be no assurance that the Company will be successful in offsetting its unfavorable financial effects.

Additional information concerning the above accomplishments and challenges is presented in the pages which follow.

Changes In Financial Condition From June 30, 1997 to December 31, 1997
----------------------------------------------------------------------

      Total assets increased $78.5 million, or 8.0%, from $984.7 million at June 30, 1997 to $1,063.3 million at December 31, 1997. Net loans receivable rose $105.8 million, or 21.8%, from $484.3 million at June 30, 1997 to $590.1 million at December 31, 1997. The nominal and relative increases in the loan portfolio have been strategic objectives of management, as such increases, when conducted with prudent underwriting, provide for:

o      a more effective deployment of the Company's strong capital position

o      a greater return on shareholders' equity

o      enhanced support of the communities in which the Company operates

      The loan portfolio growth during fiscal 1998 has been augmented with the purchase of $107.7 million in adjustable rate residential mortgage loans, primarily new and seasoned "3/1" loans which reprice based upon a margin over the Treasury 1 Year Constant Maturities Index ("CMT"). In purchasing these mortgages, the Company utilized the same underwriting criteria employed for its own internal originations.

      Net loans held for sale increased from $335,000 at June 30, 1997 to $3.9 million at December 31, 1997, as the Company continued building its mortgage banking operation. The Company has been expanding the volume of loans originated for sale and the range of secondary market avenues utilized for selling in order to:

o      better manage the Company's interest rate risk position

o      maintain strong liquidity

o      generate a recurring stream of non-interest income

o      obtain improved sales execution

o respond to increased customer demand for fixed rate financing in light of the recent state of general capital market interest rates

      Investment securities held to maturity declined from $26.8 million at June 30, 1997 to $10.3 million at December 31, 1997 primarily due to the call of Agency debentures. Investment securities available for sale declined from $145.0 million at June 30, 1997 to $91.6 million at December 31, 1997 primarily due to the sale of long term, fixed rate Agency debentures in conjunction with the Company's interest rate risk management program (see "Interest Rate Risk Management and Exposure").

      Mortgage backed securities held to maturity declined 8.8% from $151.4 million at June 30, 1997 to $138.1 million at December 31, 1997, due to amortization, which generally increased during the most recent quarter in conjunction with new, 30 year, fixed rate, first mortgage loans being available with interest rates as low as 7.0%.

      Mortgage backed securities available for sale rose $55.6 million, or 50.8%, from $109.5 million at June 30, 1997 to $165.1 million at December 31, 1997. During the six months fiscal year to date, the Company redirected substantially all cash flows which would not be deployed into whole loans into low duration mortgage backed securities designated as available for sale. The low duration securities were selected in order to avoid adding significantly to the Company's net liability sensitive interest rate risk exposure and in order to moderate value sensitivity until the funds could be redeployed into loan originations or purchases.

      The Company's investment in the capital stock of the Federal Home Loan Bank Of San Francisco increased from $6.2 million at June 30, 1997 to $6.4 million at December 31, 1997 due to dividends credited.

      The Company's net investment in real estate acquired through foreclosure fell slightly from $5.3 million at June 30, 1997 to $5.2 million at December 31, 1997. However, the portfolios of foreclosed properties at June 30, 1997 and December 31, 1997 varied considerably, as the Company continued to aggressively dispose of problem assets acquired in conjunction with the PSSB purchase.

      Net real estate acquired for investment declined from $418,000 at June 30, 1997 to none at December 31, 1997, as the Company sold its final two projects, "VISTA BONITA II" and "MAYBERRY ESTATES", during the first six months of fiscal 1998 at a small gain, and in doing so exited the real estate development business.

      Other assets declined from $21.5 million at June 30, 1997 to $18.8 million at December 31, 1997, in part due to the continued amortization of the intangible assets generated in conjunction with the branch purchase from Hawthorne Savings Bank and the PSSB acquisition.

      Although deposits increased $15.9 million during the six months ended December 31, 1997, they declined $1.4 million during the second quarter of fiscal 1998 due to management's focus upon moderating the cost of its portfolio of certificates of deposit. Key trends within the deposit portfolio include:

o Management continued the Bank's emphasis upon attracting consumer and small business checking accounts as a means of lowering the Bank's cost of funds, bolstering fee income, and establishing customer relationships for the future sale of other products and services. Checking deposits increased $4.0 million, or 5.5%, fiscal year to date.

o Towards the end of the second fiscal quarter, the Bank introduced a new high balance, tiered rate consumer checking product ("Premium Access") which generated favorable initial response. In addition, the Bank is currently developing two new small business checking programs to provide a comprehensive range of transaction services to various sizes of small businesses.

o Customers continued their positive response to the Bank's "Platinum" money market deposit account, which provides competitive money market interest rates for liquid funds. In conjunction with this product, total money market deposits increased from $38.6 million at June 30, 1997 to $65.6 million at December 31, 1997.

o The introduction of new "President's Special" CD products which roll over upon maturity into lower cost accounts.

o The ongoing consolidation in the financial services industry continues to leave more customers without a local and / or full service branch of their former bank, and therefore receptive to sampling Hemet Federal's quality customer service.

      Advances from the FHLB-SF increased $60.0 million during fiscal 1998 from $50.0 million at June 30, 1997 to $110.0 million at December 31, 1997. A new $15.0 million one year fixed rate advance was added during the second fiscal quarter. These incremental borrowings:

o have been utilized to expand the Company's balance sheet and thereby decrease net interest income

o      were all fixed rate, composed of terms from 6 months through 3 years

o      included some advances callable by the FHLB-SF

      Total stockholder's equity increased from $81.0 million at June 30, 1997 to $83.6 million at December 31, 1997 primarily due to the net income generated fiscal year to date and the appreciation in the portfolios of securities designated as available for sale. The appreciation in the market value of available for sale securities largely stemmed from a decline in Treasury rates, as exemplified by the bond equivalent yield for the 10 year Treasury note declining from 6.49% at June 30, 1997 to 5.74% at December 31, 1997. Deferred stock compensation reversed its long term trend during the second fiscal quarter, and increased, in conjunction with the refinancing of the Company's loan to the ESOP. The amount of Treasury stock declined during the second fiscal quarter due to the Company's use of Treasury shares to fund the exercise of vested stock options.

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

      In recent quarters, the Company has maintained a net liability sensitivity, meaning that, in aggregate, the Company's liabilities reprice more quickly and by a greater magnitude than do its assets. This net liability sensitivity primarily arises from the longer term, higher duration mortgage backed and investment securities and whole loans maintained on the Company's balance sheet, for which the Company's only current match funding sources are demand deposit accounts, non interest bearing liabilities, a segment of core deposit transaction accounts, certain borrowings, and capital. The net liability sensitivity typically translates to improved profitability and higher economic value during decreasing rate environments. Conversely, this position presents the likelihood of constrained net interest income and average spreads during periods of increases in general market interest rates. In addition, due to the significant volume of mortgage related assets maintained on the balance sheet, and the embedded optionality present in such assets, the Company is financially exposed to both the nominal levels of interest rates and the relative levels in interest rates, most often characterized by the shape or slope of the Treasury yield curve.


      During the six months ended December 31, 1997, the Company continued its program of moderating interest rate risk while building a less volatile base of core earnings. Specific actions during the six months ended December 31, 1997 included:

o The sale of $50.0 million and the call of $16.0 million in longer term, fixed rate Agency debentures.

o The sale of $5.4 million in current, fixed rate, residential loan originations on a servicing released basis.

o The secondary market purchase of $107.7 million in adjustable rate residential mortgages which, when added to the impact of internal originations, increased the percentage of loans presenting adjustable interest rates to 74.2% of total gross loans at December 31, 1997.

o The continuation of the Company's loan origination program which encourages the generation of adjustable rate mortgages through favorable pricing and terms to the customer combined with incentives to the Company's sales force.

o The continued migration away from originations and purchases which reprice based upon the 11th District Cost Of Funds Index ("COFI") in favor of loans which reprice based upon Prime Rate or Treasury indices, including the Company's recent development of a loan product based upon the "12MAT" index. The Company has emphasized the non-COFI indices due to their greater responsiveness to changes in capital markets interest rates and due to increased concentration of control of the COFI into a small number of very large thrifts. At December 31, 1997, approximately 27.2% of the Company's gross loans repriced based upon COFI.

o The development and marketing of new products which improve the Company's interest rate risk profile by addressing both the asset and liability sides of the balance sheet, including new checking programs, and Prime based home equity lines of credit ("HELOC's").

o The redeployment of periodic cash flows from longer term, fixed rate mortgage backed securities and loans into adjustable rate loans or securities presenting much lower duration.

      Management believes that, although investment in adjustable rate assets, some of which present introductory discount rates, may reduce short term earnings below amounts obtainable through investment in fixed rate or higher duration assets, an asset portfolio containing a greater percentage of adjustable rate product reduces the Company's exposure to adverse interest rate fluctuations and enhances longer term profitability and economic value. This is consistent with the overall investment policy of the Company, which is designed to manage its aggregate interest rate sensitivity, to generate a favorable return without incurring undue interest rate risk, to supplement the Company's lending activities, and to provide and maintain liquidity. However, there can be no assurance that any substantial quantity of adjustable rate loans meeting the Company's underwriting standards will be available in the future.

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

      During the six months ended December 31, 1997, the Bank amortized $456,000 of the deferred loss to interest expense, and charged interest expense for $493,000 related to current existing interest rate swaps with an aggregate notional amount of $35.0 million. During the quarter ended December 31, 1997, the conclusion of the amortization period for one of the terminated interest rate swaps was realized, leaving a single terminated swap to be amortized through November 21, 1998. Additional information concerning the Bank's current and terminated interest rate swap positions is provided in the following table:


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




            Terminated Interest Rate Swaps
            ------------------------------


                                           Original      12/31/97              Loss           Daily
           Notional    Termination         Deferred      Deferred      Amortization            Loss
             Amount           Date             Loss          Loss        Completion    Amortization
             ------           ----             ----          ----        ----------    ------------
        $10,000,000       07/10/95         $557,730            $0          03/27/97            $890
        $20,000,000       07/10/95       $1,338,145            $0          04/30/97          $2,024
        $10,000,000       07/10/95         $631,816            $0          11/25/97            $726
        $20,000,000       07/10/95       $2,328,601      $614,784          11/21/98          $1,892

Total   $60,000,000                      $4,856,292      $614,784


INTANGIBLE ASSETS
-----------------


      The purchase of three branches from Hawthorne Savings and the acquisition of PSSB each generated intangible assets. The following tables provide information concerning the initial amount of such intangible assets, their periodic amortization against income, and their current balances as of December 31, 1997. Under OTS regulations, intangible assets reduce regulatory capital, resulting in lower capital ratios than would otherwise be the case.


Acquisition of Three Hawthorne Savings Branches
-----------------------------------------------

Transaction Date                                           06/21/96
Deposits Acquired                                        $185,189,446
Initial Core Deposit Intangible Created                   $6,642,079
Book Amortization  Method / Term                  Straight Line / Seven Years
Tax Return  Amortization Method / Term            Straight Line / Fifteen Years
Monthly Pre-Tax Charge To Book Income                       $79,072
Monthly Book Amortization Reported As                 Non Operating Expense
Core Deposit Intangible Balance As Of 12/31/97             $5,218,776
Reduction In Regulatory Capital As Of 12/31/97             $5,218,776
Reduction In Tangible Book Value As Of 12/31/97            $5,218,776




Acquisition of Palm Springs Savings Bank ("PSSB")
-------------------------------------------------
     Transaction Date                                                  09/27/96
     Nature of Transaction                                      Non Taxable Acquisition
     Accounting Methodology Employed                              Purchase Accounting

Total Purchase Price                                     $16,264,536
  Less: Net Book Value of Assets & Liabiliies            $ 9,287,912
                                                         -----------
Premium Paid Over Net Book Value                         $ 6,976,624

Initial Accounting For The Acquisition                     Debits                     Credits
                                                           ------                     -------
     Loan Premium Created                                $ 2,441,000
     Core Deposit Intangible Created                     $ 9,445,475
     Deferred Tax Liability On Loan Premium                                          $1,008,284
     Deferred Tax Liability On Core Deposit Intangible                               $3,901,567
     Cash Payment For PSSB Shares Above Net Book Value                               $6,976,624
                                                         -----------                 ----------
          Total                                          $11,886,475                $11,886,475
                                                         -----------                -----------

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

Monthly Book Amortization Reported As
     Loan Premium                                        Reduction In Interest Income
     Core Deposit Intangible                             Non Operating Expense

                                                         Nominal         Deferred
Balances As Of 12/31/97                                  Assets          Tax Liabilities    Net
                                                         ------          ---------------    ---
     Loan Premium                                        $ 1,915,355     $  791,160         $1,124,195
     Core Deposit Intangible                             $ 7,758,783     $3,204,859         $4,553,924
                                                         -----------     ----------         ----------
          Total                                          $ 9,674,138     $3,996,019         $5,678,119

Reduction In Regulatory Capital As Of 12/31/97
     Loan Premium                                        None
     Core Deposit Intangible, Net                        $ 4,553,924

Reduction In Tangible Book Value As Of 12/31/97
     Loan Premium                                        None
     Core Deposit Intangible, Net                        $ 4,553,924



Acquisition of Palm Springs Savings Bank ("PSSB")
-------------------------------------------------

Subsequent Adjustment
---------------------
Adjustment Date                                           03/01/97
Nature of Adjustment                     Recognition of Additional Core Deposit
                                       Intangible Resulting From Trigger of PSSB
                                          Officer 24 Month Salary Continuation
                                                       Agreement
Additional Core Deposit Intangible Created             $362,804
Book Amortization Method / Term                 Straight Line / 79 months
Tax Return Amortization Method / Term           Straight Line / 24 months
Monthly Pre-Tax Charge To Book Income                    $4,592
Monthly Book Amortization Reported As             Non Operating Expense
Core Deposit Intangible Balance As Of 12/31/97          $316,879
Reduction In Regulatory Capital As Of 12/31/97          $316,879
Reduction In Tangible Book Value As Of 12/31/97         $316,879


      In March of 1997, the Bank commenced payment to a former officer of Palm Springs Savings Bank following the resignation of the executive while he was covered under a salary continuation contract. The total payments due under the contract were capitalized as an adjustment to the core deposit intangible associated with the Palm Springs Savings Bank acquisition, as the potential cost of the contract, which existed prior to the acquisition, was included within the initial valuation of the core deposits acquired. The payments due under the contract were not capitalized at the date of acquisition due to uncertainty regarding whether the contract would be triggered; i.e. whether the executive would remain with the Bank. This adjustment to the core deposit intangible will be amortized over the remaining initial life of the core deposit intangible.
Because the payments are taxable to the executive, the Bank can deduct the payments for tax purposes on a faster schedule than they will be recognized for book reporting purposes, thus generating a deferred tax liability under SFAS 109.

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

o     deposits (both retail and wholesale)

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

      During the quarter ended December 31, 1997, the Bank was granted an unsecured "federal funds" line of credit from one of the institution's primary correspondent banks, as an additional means to provide for contingent liquidity needs. In addition, at December 31, 1997 the Bank was in the process of pursuing two additional unsecured "federal funds" lines of credit. However, there can be no assurance that the Bank will be successful in securing such additional lines of credit.

      At December 31, 1997, the Bank maintained untapped borrowing capacity at the FHLB-San Francisco in the amount of $210.6 million, up $82.4 million from the prior quarter end. During the quarter ended December 31, 1997, the Bank pledged additional loans to the FHLB to augment its liquidity position. In addition, due to the Company's relatively low loan to deposit ratio of 69.0% at December 31, 1997, the Company maintained significant excess collateral in both loans and securities; collateral which is available for either liquidation or secured borrowings in order to meet future liquidity requirements.

      At December 31, 1997, cash and cash equivalents totaled $19.2 million, compared to $18.4 million at June 30, 1997. It is management's intention, while ensuring adequate cash availability for operating needs, to constrain cash and cash equivalent balances in favor of higher yielding assets, subject to meeting all regulatory liquidity requirements.

      Effective November 24, 1997, the OTS reduced the thrift regulatory liquidity requirement from 5.0% to 4.0%, removed the 1.0% short term liquidity requirement, significantly increased the range of assets qualifying for the "numerator" in the liquidity formula, and decreased the "denominator" of the formula. The Bank elected to adopt the new requirement as of January 1, 1998. Under the prior formula, the Bank's regulatory liquidity ratio for the month of December, 1997 was 10.65%, placing the Bank in compliance. The revision in the OTS liquidity requirement is a favorable event for the Company, as the Bank will be able to focus its liquidity management upon almost purely operational criteria, no longer pursuing certain positions and assets solely for the purpose of meeting a regulatory formula. Congress has been petitioned to eliminate the thrift regulatory liquidity requirement in its entirety, thereby providing the same regulatory treatment to thrifts that is enjoyed by national banks.

      Liquidity needs for HFB on a stand alone basis are met through available cash, periodic earnings, and cash flows from its investment portfolio.

CAPITAL RESOURCES
-----------------

     The Bank must maintain capital standards as set forth by federal regulations. As of December 31 1997, these requirements are: 1) tangible capital of 1.5 % of adjusted assets; 2) core capital of 4.0% of adjusted assets; and 3) risk-based capital of 8.0 % of risk-weighted assets. At December 31, 1997, the Bank exceeded all minimum regulatory capital requirements as shown in the table below:

                                                         PERCENT OF
                                                           ADJUSTED
                                        AMOUNT         TOTAL ASSETS
                                        ------         ------------
                                   (DOLLARS IN THOUSANDS)

Tangible Capital
----------------

Actual capital                         $64,580               6.17%

Minimum required                        15,700               1.50
                                        ------               -----
Excess                                 $48,880               4.67%
                                       =======               =====
Core Capital
------------

Actual capital                         $64,580               6.17%

Minimum required                        41,866               4.00
                                       -------               -----
Excess                                 $22,714               2.17%
                                       =======               =====


                                                   PERCENT OF RISK-
                                        AMOUNT     WEIGHTED ASSETS
                                        ------     ---------------
Risk-based Capital
------------------

Actual capital                         $67,540              15.58%

Minimum required                        34,688               8.00
                                       -------              ------
Excess                                 $32,852               7.58%
                                       =======              ======

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

      The Bank's Tier 1 risk based capital ratio as of December 31, 1997 was 14.89%. At December 31, 1997, the Bank's regulatory capital levels exceed the thresholds required to be classified as a "well capitalized" institution. The Bank's capital ratios detailed above do not reflect the additional capital (and assets) maintained by the holding company.

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

CREDIT PROFILE
--------------

      Nonperforming Assets
      --------------------

      The following table sets forth information regarding nonaccrual loans and real estate acquired through foreclosure.

                                              December 31, 1997    June 30, 1997
                                              -----------------    -------------
                                                     (Dollars In Thousands)

Nonaccrual loans before valuation reserves          $2,224             $5,217
Investment in foreclosed real estate before
valuation reserves                                   5,989              6,308
Investment in repossessed consumer assets before
  valuation reserves                                     0                 10
                                                   -------            -------
Total nonperforming assets                          $8,213            $11,535
                                                   =======            =======
Nonperforming loans to gross loans net of
undisbursed loan funds                               0.37%              1.06%
Nonperforming assets to total assets                 0.77%              1.17%


      The reduction in nonperforming assets during the first half of fiscal 1998 primarily resulted from the Company's continuing to cycle through the portfolio of troubled assets acquired in conjunction with the purchase of PSSB on September 27, 1996, as highlighted by the table presented below. In addition, a gradual recovery in real estate markets and the economy in the Company's primary lending areas has favorably impacted the Company's aggregate credit profile.

      Classified Assets
      -----------------

      The following table presents information concerning classified assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets which present indications of potential future credit deterioration.


                                 HF Bancorp, Inc.
                          History of Classified Assets

                             (Dollars In Thousands)

                             OAEM       Substandard       Loss          Total
                             ----       -----------       ----          -----

December 31, 1995           $9,217        $ 9,130        $2,618        $20,965

March 31, 1996              $8,287        $10,207        $3,030        $21,524

June 30,1996               $11,070        $ 8,189        $3,140        $22,399

September 30, 1996         $17,454        $22,007        $4,037        $43,498

December 31, 1996          $17,793        $20,588        $2,820        $41,201

March 31, 1997             $16,646        $18,733        $3,035        $38,414

June 30, 1997               $9,586        $19,834        $2,952        $32,372

September 30, 1997          $8,656        $15,805        $3,051        $27,512

December 31, 1997           $9,572        $12,932        $1,843        $24,347


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

      The Bank applies the provisions of SFAS No. 114 to all loans in its portfolio. As a majority of the Bank's loans are collateral dependent, most impaired loans are accounted for based upon the fair value of their collateral. In applying the provisions of SFAS No. 114, the Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all contractual principal and interest in accordance with the terms of the loan agreement. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratios, and the borrowers' current financial position. The Bank considers all nonaccrual loans and all loans that have a specific loss allowance applied to adjust the loan to fair value as impaired.

      At December 31, 1997, the Company maintained total gross impaired loans, before specific reserves, of $9.3 million, constituting 95 credits. This compares favorably to total gross impaired loans of $16.3 million at June 30, 1997. A total of $1.0 million in specific reserves were established against impaired loans at December 31, 1997. The average recorded investment in impaired loans during the quarter ended December 31, 1997 was $10.7 million, and the average recorded investment in impaired loans during fiscal 1998 was $11.9 million. The Company's impaired loan portfolio at December 31, 1997 was disproportionately represented by credits originated by PSSB prior to its acquisition, as highlighted in the following table.

                  Gross Impaired Loans At December 31, 1997


                           (Dollars In Thousands)


                           Originated           Originated

                                   By                   By

                                 PSSB        Hemet Federal                TOTAL
                                 ----        -------------                -----

Accrual Status                  $3,982              $3,131               $7,113

Non Accrual Status              $1,203              $1,021               $2,224

TOTAL                           $5,185              $4,152               $9,337


      The above table also highlights that many of the Company's impaired loans at December 31, 1997 were either fully current or with only minor delinquency, as $7.1 million (76.2%) were maintained on accrual status. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where management has identified concerns regarding the collection of the credit. For the six months ended December 31, 1997, accrued interest on impaired loans was $82,000 and interest of $318,000 was received in cash.

      If all nonaccrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $172,000 during the six months ended December 31, 1997, instead of interest income actually recognized on cash payments of $50,000.


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

      The following tables set forth activity in the Bank's allowances for estimated loan losses and estimated real estate losses during the six months ended December 31, 1997 and 1996:

                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                         1997           1996
                                                         ----           ----
                                                        (Dollars In Thousands)
Allowance for Loan Losses:
--------------------------

Balance at June 30                                       $4,780         $3,068

   Allowance acquired from PSSB                             ---          2,963

    Loan chargeoffs:

          Residential real estate                         (402)          (345)

          Multifamily real estate                         (121)            ---

          Commercial real estate                          (313)           (69)

          Construction                                      ---           (16)

          Land/Lots                                       (265)          (119)

          Consumer                                         (98)            ---

          Commercial business                               ---            ---
                                                       --------       --------
     Total chargeoffs                                   (1,199)          (549)
     Loan recoveries                                        ---             20
     Provision for estimated loan losses                    400            208
                                                       --------       --------
Balance at December 31                                   $3,981        $ 5,710
                                                         ======        =======

                                                   December 31,       June 30,
                                                   ------------       --------
                                                           1997           1997
                                                           ----           ----
Allowance for estimated loan losses as a percent of
     nonperforming loans                                179.01%         91.63%

Allowance for estimated loan losses as a percent of
     gross loans receivable net of loans in process       0.67%          0.97%


                                                   Six Months Ended December 31,
                                                   -----------------------------

                                                         1997           1996
                                                         ----           ----

                                                       (Dollars In Thousands)

Valuation Allowances : Real Estate Foreclosure
----------------------------------------------

Balance at June 30                                     $  1,020         $  381

   Allowance acquired from PSSB                               0            491

   Net chargeoffs                                          (758)           (53)

   Provision to increase valuation allowances               560             60
                                                      ---------         ------

Balance at December 31                                 $    822         $  879

Valuation Allowances : Real Estate-Development
----------------------------------------------

Balance at June 30                                         $577         $1,536

   Net chargeoffs                                          (577)        (1,008)

   Provision to increase valuation allowances                 0             49
                                                        -------         ------

Balance at December 31                                  $     0         $  577

Total Valuation Allowances For Real Estate              $   822         $1,456
                                                        =======         ======


      Loan charge-offs during the second quarter of fiscal 1998 were concentrated in credits obtained in conjunction with the acquisition of PSSB, with a particular concentration in loans secured by land and commercial real estate. While the Company continues to originate new land and commercial real estate loans, the terms and underwriting for such new credits are significantly more conservative than those historically extended by PSSB.

      The ratio of allowance for estimated loan losses to nonaccrual loans increased from 91.63% at June 30, 1997 to 179.01% at December 31, 1997 due to a decline in nonaccrual loans from $5.2 million to $2.2 million. The ratio of allowance for estimated losses to gross loans receivable net of loans in process declined from 0.97% at June 30, 1997 to 0.67% at December 31, 1997 due to a combination of a lower nominal reserve balance and an expanded loan portfolio. The lower ratio (0.67%) at December 31, 1997 is supported by the reductions in classified assets and nonaccrual loans experienced by the Company, the general recovery in real estate values in the Company's primary market areas, and by the high concentration of residential mortgages in the current loan portfolio. At December 31, 1997, 75.9% of the Bank's gross loan portfolio was comprised of residential real estate loans, while 97.3% of the gross loan portfolio was composed of loans secured by real estate.

      A $290,000 chargeoff against the Company's valuation allowance for real estate held for investment was recorded in the quarter ended December 31, 1997 in conjunction with the sale of the "MAYBERRY ESTATES" project. With the sale of the Mayberry Estates parcel, the Company exited the real estate development business completely, freeing both human and capital resources for redeployment into other areas of the Company's business presenting opportunities for improved financial returns.

      The Company's inventory of foreclosed properties and repossessed consumer assets at December 31, 1997 is summarized in the following table. During the three and six months ended December 31, 1997, the Company recognized $134,000 and $560,000, respectively, in post acquisition writedowns primarily in order to speed the liquidation of the remaining problem assets acquired in conjunction with the PSSB purchase.

     Real Estate Acquired By Foreclosure and Repossessed Consumer Assets


(Dollars In Thousands)

                                       Gross    Valuation        Net    Percent

Type Of Property                     Balance     Reserves    Balance   Of Total
----------------                     -------     --------    -------   --------

Residential 1 - 4 Units               $1,540          $37     $1,503      29.1%

Multifamily more than 4 Units             69            0         69       1.3%

Commercial / Industrial                1,523           55      1,468      28.4%

Land / Developed Lots                  2,857          730      2,127      41.2%

Repossessed Consumer Assets                0            0          0       0.0%
                                      ------       ------     ------     ------

   Total                              $5,989       $  822     $5,167     100.0%


      The Bank accounts for real estate owned through foreclosure at fair market value upon acquisition, and management believes that adequate valuation reserves have been established based upon current market conditions. At December 31, 1997, approximately $2.3 million in foreclosed real estate was in escrow under contract for sale. However, management can offer no assurances regarding whether and when such escrows will close.

Comparison Of Operating Results For The Three Months And Six Months Ended
-------------------------------------------------------------------------
 December 31, 1997 and December 31, 1996
----------------------------------------


General
-------

      The Company reported net earnings of $727,000 for the three months ended December 31, 1997, compared to $702,000 in earnings for the three months ended December 31, 1996. Basic earnings per share were $0.12 for the three months ended December 31, 1997 and $0.11 per share for the three months ended December 31, 1996; while diluted earnings per share were $0.11 for both quarters. The consistency in these quarterly net income figures, however, fails to highlight the significant changes in the sources of revenue and expense between the two periods. These changes are detailed in the following paragraphs. In addition, the $727,000 in net income for the most recent quarter represents a sequential improvement from the $502,000 in earnings reported for the first quarter of fiscal 1998.

      The Company reported net earnings of $1.2 million for the six months ended December 31, 1997, compared to net earnings of $1.2 million for the same period the prior fiscal year, excluding the prior year impact of the one time assessment to recapitalize the SAIF. Including the non recurring assessment, earnings for the six months ended December 31, 1996 were a loss of $1.6 million.

      When reviewing results for the six months ended December 31 for current and prior fiscal years, it is important to note that the prior year period included slightly more than one quarter's impact of the PSSB acquisition. Due to the timing of the PSSB purchase and the growth experienced by the Company in recent quarters, the Company maintained a significantly larger average balance sheet during the six months ended December 31, 1997 than in the prior year, somewhat offset by the impact of the additional costs associated with operating a larger financial institution.

Net Interest Income
-------------------

      Net interest income declined slightly from $6.2 million during the three months ended December 31, 1996 to $6.1 million during the three months ended December 31, 1997. This decline coincided with a reduction in the Company's average spread on total assets from 2.47% during the prior year quarter to 2.26% during the most recent three months. Net interest income during the three months ended December 31, 1997 was unfavorably impacted by the multiple financial impacts stemming from a relatively flat and low Treasury yield curve and by the Company's sale of long term, fixed rate, relatively high yielding Agency debentures in conjunction with its interest rate risk management program. The unfavorable impacts from the relatively flat and low Treasury yield curve included:

o an increase in prepayment rates on loans and securities, with a majority of the security and purchased loan positions maintained at a premium to par, including the portfolio of loans added in conjunction with the PSSB acquisition and recorded under purchase accounting

o diminished customer demand for new adjustable rate originations in favor of fixed rate products, resulting in both constrained volume and curtailed pricing margins

o less net interest income resulting from the Company's net liability sensitive position due to the relatively small rate differentials present in the Treasury yield curve

      The average spread on total assets during the second quarter of fiscal 1998 was also constrained by the maintenance of several short term investment positions which generated additional nominal net interest income, but reduced the average spread on total assets. In addition, a significant portion of the Company's balance sheet growth during recent months has occurred at incremental spreads below the Company's average spread due to constrained interest rate risk exposure and the continued focus upon assets presenting relatively high credit quality, and therefore lower yields.

      The Company's ratio of average interest earning assets to average interest bearing liabilities improved from 1.07 during the second quarter of fiscal 1997 to 1.09 during the most recent quarter due to the Company's continued amortization of intangible assets, the growth in demand deposits, and an increase in capital.

      Net interest income for the six months ended December 31, 1997 was $12.2 million, up 13.3% from $10.8 million during the first two quarters of fiscal 1997. This increase stemmed from the impact of the PSSB acquisition throughout the entire six month period during the current fiscal year and from the Company's internally generated balance sheet growth. Average interest earning assets increased from $865.9 million during the first six months of fiscal 1997 to $1,001.0 million during the same period in fiscal 1998. The Company's average spread on total assets declined from 2.36% during the first six months of fiscal 1997 to 2.31% during the first six months of fiscal 1998, in part because of those factors described above which impacted average spreads during the most recent quarter.

      During the six months ended December 31, 1997, the Company implemented revised transit courier schedules and modified its transit settlement in order to minimize lost float on checks deposited by customers. In addition, the Company has recently expanded its cash management activities to improve yields obtained on daily available cash balances. The full impact of these improvements will be reflected in the Company's financial results commencing in the third quarter of fiscal 1998.

Interest Income
---------------

      Interest income increased 4.8% from $17.9 million during the quarter ended December 31, 1996 to $18.8 million during the three months ended December 31, 1997, as increased interest on loans and mortgage backed securities was somewhat offset by a decline in interest and dividends on investment securities. Interest income for the six months ended December 31, 1997 totaled $37.0 million, up 14.6% from the $32.3 million reported for the same period during the prior fiscal year, with the acquisition of PSSB significantly contributing to the increase.

      Interest income on loans increased from $9.1 million during the three months ended December 31, 1996 to $10.6 million during the quarter ended
December 31, 1997 due to an expansion in the average balance of loans outstanding during the quarter from $444.0 million to $554.2 million. The favorable effect of this increase in average loan balances was somewhat offset by a decline in the average rate earned on loans, from 8.18% during the fiscal 1997 period to 7.68% during the fiscal 1998 period. This decline in average rate stemmed in part from an increased concentration in residential adjustable rate loans, which typically present interest rates below those available from fixed rate mortgages, unsecured loans, and loans secured by other types of collateral (e.g. income property). During the most recent quarter, the Company's portfolio of commercial and industrial real estate loans declined from 10.5% to 8.9% of the gross loan portfolio.

      For the six months ended December 31, 1997, interest income on loans totaled $20.5 million, up 45.3% from the same period the prior year. Similar to the results for the most recent quarter, a significant rise in average balance more than offset a decline in the average rate earned.

      Interest income on mortgage backed securities rose from $4.4 million during the quarter ended December 31, 1996 to $4.9 million during the most recent quarter, as an increase in average balance from $244.1 million to $303.2 million more than offset a decline in average rate from 7.14% to 6.42%. Over the past two years, the Company has sold a substantial portion of its long term, fixed rate mortgage backed securities portfolio, with new purchases focusing upon adjustable rate and low duration fixed rate mortgage backed securities.

      For the six months ended December 31, 1997, interest on mortgage backed securities totaled $9.5 million, up 5.2% from $9.0 million during the same period during the prior year, as the effect of increases in average volumes more than offset a decline in average rate. During the past six months, the Company has experienced an increase in prepayments on its portfolio of GNMA2 adjustable rate mortgage backed securities, which totaled $160.6 million in par value at December 31, 1997. Because the Company owns the securities at a premium to par, the accelerated amortization lowers the effective yield on the portfolio.

      Interest income on investment securities for the three months ended December 31, 1997 was $3.2 million, down from $4.5 million during the same quarter the prior year. Similarly, interest income on investment securities during the six months ended December 31, 1997 decreased 23.5% versus the same period during the prior year. Over the past year, a number of long term, fixed rate investment securities have been called, while the Company has sold other long term, fixed rate investment securities as part of its interest rate risk management program. Somewhat offsetting these factors, in fiscal 1998, the Company has maintained, on average, a more fully invested position, with a smaller portion of the balance sheet maintained in federal funds sold and short term repurchase agreements.

Interest Expense
----------------

      Interest expense rose 8.4% from $11.7 million during the three months ended December 31, 1996 to $12.7 million during the same period for the most recent fiscal year, as increases in interest expense on deposits and borrowings more than offset a decline in net hedging expense. For the six months ended December 31, 1997, interest expense increased 15.2% versus the same period the prior year, in large part due to the greater impact of the PSSB acquisition upon current fiscal year to date financial results.

      Interest expense on deposits increased from $10.0 million during the quarter ended December 31, 1996 to $10.4 million during the most recent quarter, as the average volume of interest bearing deposits rose from $812.6 million to $822.6 million, while the average interest rate paid rose from 4.92% to 5.04%. During the most recent quarter, the Company has had to respond to credit unions and originators of sub-prime loans aggressively marketing relatively high certificate of deposits rates in selected markets. Including the effect of increased demand deposit balances, however, the Company's average total cost of deposits declined from 4.83% on September 30, 1997 to 4.76% at December 31, 1997.

      For the six months ended December 31, 1997, interest expense on deposits rose to $20.8 million from $18.1 million during the same period the prior fiscal year. The average balance of interest bearing deposits rose from $736.3 million during the first six months of fiscal 1997 to $820.7 million during the similar period in the current fiscal year, while the average rate rose from 4.92% to 5.06%.

      Interest expense on borrowings rose from $915,000 during the three months ended December 31, 1996 to $1.8 million during the most recent quarter, as the average balance of borrowings increased from $70.0 million to $121.3 million, while the average rate rose from 5.23% to 6.04%. During the 1998 fiscal year, the Company has increased its use of both short term borrowings (to fund short term security positions) and longer term borrowings (to fund loan portfolio growth) as a means of generating increased net interest income.

      For the six months ended December 31, 1997, interest expense on borrowings totaled $3.1 million, versus $1.8 million during the same period the prior fiscal year. Consistent with the results for the most recent quarter, average balances rose from $70.0 million to $103.4 million, while the average rate increased from 5.23% to 5.94%.

      Net interest expense on hedging transactions declined from $777,000 during the three months ended December 31, 1996 to $462,000 during the most recent quarter. For the six months ended December 31, 1997, interest expense on hedging transactions declined to $948,000, versus $1.6 million during the same period the prior year. As detailed under "Summary Of Interest Rate Swaps", the conclusions of the amortization periods for the deferred losses associated with terminated interest rate swaps have been accretive to the Company's reported net interest income in recent periods.


Provision For Estimated Loan Losses
-----------------------------------

      The provision for estimated loan losses increased from $29,000 during the quarter ended December 31, 1996 to $300,000 during the most recent quarter, as the Company significantly expanded its loan portfolio during the past three months and charged income for general reserves associated with that loan growth. For the six months ended December 31, 1997, the provision for estimated loan losses totaled $400,000, up from $208,000 during the first six months of fiscal 1997.

      The Company's ratio of loan loss reserves to non-performing loans increased to 179.01% at December 31, 1997 from 91.63% at the end of the prior fiscal year, as a reduction in the nominal reserve balance due to net charge-offs exceeding provision expense was more than offset by the decline in non-performing loans.


Other Income And Expense
------------------------

      Other income and expense declined from $502,000 in income during the quarter ended December 31, 1996 to $13,000 in income during the most recent quarter, as:

o the prior fiscal year period included $658,000 more in gains on the sale of securities

o net gains on loans held for sale increased from $10,000 in fiscal 1997 to $44,000 in fiscal 1998, as the Company expanded its mortgage banking operation, including the addition of a new fixed rate conduit at the conclusion of the second quarter of fiscal 1998

o     net loss from real estate operations  increased from $135,000 to $198,000,
      as  the  Company's   management   continued  to  aggressively  pursue  the
      liquidation of troubled assets acquired through the PSSB purchase

o deposit related fees increased 50.5%, from $412,000 to $620,000 in conjunction with a revised fee schedule, the growth in the Company's transaction account base, and enhanced management scrutiny of fee waivers

      Other income and expense for the six months ended December 31, 1997 totaled $327,000 in expense, versus income of $922,000 during the same period the prior year. The factors impacting the financial results for the most recent quarter were also applicable to the six month period, augmented by a significant increase in intangible asset amortization during the six month period ending December 31, 1997. The rise in this non-cash charge stemmed from a full six months' amortization in fiscal 1998 of the intangible asset arising from the PSSB acquisition , versus only three months' amortization in fiscal 1997.

General and Administrative Expenses
---------------------------------

      General and administrative expenses decreased from $5.5 million during the quarter ended December 31, 1996 to $4.6 million during the most recent quarter, primarily due to:

o a $533,000 savings in salaries and employee benefits resulting from the refinancing of the Company's loan to the ESOP

o a $323,000 decline in FDIC insurance and other assessments stemming from reduced FDIC insurance premium rates following the recapitalization of the SAIF

      For the six months ended December 31, 1997, general and administrative expenses totaled $9.4 million, down from $14.3 million for the same period the prior year. The $14.3 million figure included a $4.8 million non recurring assessment to recapitalize the SAIF. Excluding this charge, general and administrative expenses during the six months ended December 31, 1996 totaled $9.5 million. General and administrative expenses for the six month period in the current fiscal year include the impact of the PSSB acquisition throughout the period, while prior year to date figures include only about three months of the operating costs associated with four additional full service branches, a significantly increased deposit portfolio, and an expanded lending territory. General and administrative expenses during the six months ended December 31, 1996 included certain non-recurring costs associated with the integration of PSSB, including check printing expenses and various costs for outside professionals.

      The ratio of general and administrative expenses to average assets declined from 2.18% during the quarter ended December 31, 1996 to 1.69% during the most recent three months. This improvement was also reflected in the Company's efficiency ratio, which declined from 83.47% for the second quarter of fiscal 1997 to 77.64% for the same period in fiscal 1998. Over the past six months, the Company has implemented a series of initiatives targeted at improving its productivity while still providing the caliber of customer service which differentiates community banks from large money center or super regional institutions, including:

o the aforementioned refinance of the loan to the ESOP, which will reduce operating expenses in calendar 1998 by approximately $350,000 based upon the Company's recent stock price

o a significantly more favorable check printing contract was negotiated and the Company revised its selection of check printing services to further reduce periodic expense

o the Company's health benefits program was modified to reduce annual operating expense by approximately $75,000 per year

o     two of the Company's four vehicles were sold

o the Company realized the first ongoing cost reduction from the decision to terminate its defined benefit and supplemental retirement pension plans during the quarter ended June 30, 1997

o several vendors were replaced with more cost effective organizations providing equal or better support to the Company

o     the  Company  commenced  more   aggressively   managing  its  real  estate
      resources, resulting in three lease revisions which will save the firm in excess of $40,000 per year

o correspondent bank services were restructured to provide ongoing operating expense savings

o a new safe deposit box inventory and billing system was implemented that will both reduce future operating costs and increase the generation of non-interest income

o flexible spending accounts were introduced January 1, 1998, enhancing the Company's employee benefits while saving the Company payroll tax expense

      Management is continuing to pursue multiple avenues for further improving the Company's efficiency ratio, with several initiatives slated for introduction during the third quarter of fiscal 1998. These initiatives address both bolstering revenues from client services and reducing operating expenses, particularly those associated with administrative functions. On the other hand, the Company is experiencing some increases in operating costs stemming from its development of a more robust sales organization and an expanded array of products and services. There can be no assurance regarding the range of additional initiatives which might be implemented, nor concerning the degree of success to be realized from such initiatives.

Income Taxes
------------

      Income tax expense increased slightly in the quarter ended December 31, 1997 versus the same quarter the prior year due to an expansion in pre-tax income. Fiscal 1998 year to date income tax expense totaled $871,000, versus a benefit of $1.1 million during the six months ended December 31, 1997, due to changes in the Company's pre-tax income. The Company's nominal tax rate remained substantially unchanged between current and prior fiscal year.

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

      3. The appointment of Deloitte & Touche, L.L.P., as independent auditors of the Company for the fiscal year ending June 30, 1998.

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



                                                              HF BANCORP INC.
                                                                (Registrant)

Date: February 3, 1998                          By: /s/ Richard S. Cupp
                                                   --------------------
                                                Richard S. Cupp
                                                President
                                                Chief Executive Officer



Date: February 3, 1998                          By: /s/ Mark R. Andino
                                                   -------------------
                                                Mark R. Andino
                                                Vice President
                                                Treasurer