Form 10-K/A
period 1997-06-30
HF BANCORP INC
filed 1998-03-19
CIK 941547

As filed with the Securities and Exchange Commission on March 19, 1998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                (AMENDMENT NO. 1)

Mark One
         [x] Annual Report Pursuant to Section 13 or 15(d) of the
          Securities
          Exchange Act of 1934 [Fee Required]
          For the fiscal year ended June 30, 1997
         or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
          For the transition period from ________ to ________.

                         Commission file number 0-25722

                                HF BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                               33-0576146
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                 445 E. Florida Avenue, Hemet, California 92543
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (909) 658-4411

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                            Name of each exchange
                                                 on which registered
       NONE                                         NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  [X]   No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common stock held by "non-affiliates" of the registrant (i.e., persons other than the directors and executive officers of the registrant) was $89,696,012 based upon the last sales price as quoted on The
Nasdaq Stock Market for September 5, 1997.

         The number of shares of common stock of the registrant outstanding as of September 5, 1997 was 6,281,875.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

/s/ Deloitte & Touche LLP



August 8, 1997

Los Angeles, California

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  March 19, 1998.


                                   HF BANCORP, INC.
                                   (Registrant)


                                   By /s/ Richard S. Cupp
                                      ------------------------------
                                      RICHARD S. CUPP,
                                      PRESIDENT AND
                                      CHIEF EXECUTIVE OFFICER