Form 10-Q
period 1998-03-31
HF BANCORP INC
filed 1998-05-12
CIK 941547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998


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

           There were 6,331,206 shares of the Registrant's common stock outstanding as of May 12, 1998.

HF BANCORP, INC. AND SUBSIDIARY
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION                                                                                    PAGE
                                                                                                                  ----

ITEM 1.              FINANCIAL STATEMENTS

                     Consolidated Statements of Financial Condition as of
                     March 31, 1998 (unaudited), and June 30, 1997                                                  3-4

                     Consolidated Statements of Operations (unaudited) for the
                     Three and Nine Months ended March 31, 1998 and 1997                                            5-6

                     Consolidated Statements of Changes in Stockholders' Equity (unaudited)                           7

                     Consolidated Statements of Cash Flows (unaudited) for the
                     Nine Months ended March 31, 1998 and 1997                                                      8-9

                     Notes to Consolidated Financial Statements (unaudited)                                       10-14


ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                15-38

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                       38

PART II - OTHER INFORMATION

Item 1.                        Legal Proceedings                                                                     39

Item 2.                        Changes in Securities                                                                 39

Item 3.                        Defaults Upon Senior Securities                                                       39

Item 4.                        Submission of Matters to a Vote of Security Holders                                   39

Item 5.                        Other Information                                                                     39

Item 6.                        Exhibits and Reports on Form 8-K                                                      39

           Signature Page                                                                                            40


                         HF BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                             March 31,          June 30,
                                                                                               1998               1997
                                                                                            ----------         ----------

                                                                                           (Unaudited)

                                                                                                 (Dollars In Thousands)
ASSETS

Cash and cash equivalents                                                                   $   28,513         $   18,411
Investment securities held to maturity, at cost (estimated fair value of $10,181
    and $26,557 at March 31, 1998 and June 30, 1997, respectively)                              10,071             26,794
Investment securities available for sale, at fair value (amortized cost of $112,150
    and $147,507 at March 31, 1998 and June 30, 1997, respectively)                            112,177            144,997
Loans held for sale                                                                              3,644                335
Loans receivable (net of allowance for estimated loan losses of $5,986
    and $4,780 at March 31, 1998 and June 30, 1997, respectively)                              586,794            484,334
Mortgage-backed securities held to maturity, at cost (estimated fair value of
     $131,432 and $148,907 at March 31, 1998 and June 30, 1997, respectively)                  131,765            151,369
Mortgage-backed securities available for sale, at fair value (amortized cost of
     $151,244 and $108,771 at March 31, 1998 and June 30, 1997, respectively)                  151,636            109,493
Accrued interest receivable                                                                      6,521              7,332
Investment in capital stock of the Federal Home Loan Bank, at cost                               6,509              6,224
Premises and equipment, net                                                                      7,551              8,289
Real estate owned, net of valuation allowances
    Acquired through foreclosure                                                                 1,579              5,287
    Acquired for sale or investment                                                                 --                418
Repossessed consumer assets                                                                         19                 11
Gross intangible assets                                                                         12,706             14,471
Other assets                                                                                     6,248              6,984
                                                                                            ----------         ----------

Total assets                                                                                $1,065,733         $  984,749
                                                                                            ==========         ==========

                         HF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)


                                                                                      March 31,             June 30,
                                                                                        1998                  1997
                                                                                      -----------          -----------

                                                                                      (Unaudited)

                                                                           (Dollars In Thousands Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Checking deposits                                                                  $    87,502          $    73,771
   Savings deposits                                                                        96,946              111,742
   Money market deposits                                                                   73,150               38,620
   Certificates of deposit                                                                610,950              615,522
                                                                                      -----------          -----------
Total deposits                                                                        $   868,548          $   839,655

Advances from the Federal Home Loan Bank                                                  100,000               50,000
Accounts payable and other liabilities                                                      5,273                6,888
Income taxes                                                                                8,152                7,179
                                                                                      -----------          -----------

     Total liabilities                                                                    981,973              903,722


Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued                      --                   --
Common stock, $.01 par value; 15,000,000 shares authorized; 6,612,500 issued,
   6,311,609 outstanding at March 31, 1998 and 6,281,875 outstanding at                        66                   66
   June 30, 1997
Additional paid-in capital                                                                 51,497               51,355
Retained earnings, substantially restricted                                                39,206               38,441
Net unrealized gain (loss) on securities available for sale, net of taxes                     246               (1,050)
Deferred stock compensation                                                                (4,208)              (4,437)
Treasury stock                                                                             (3,047)              (3,348)
                                                                                      -----------          -----------

     Total stockholders' equity                                                            83,760               81,027
                                                                                      -----------          -----------

Total liabilities and stockholders' equity                                            $ 1,065,733          $   984,749
                                                                                      ===========          ===========



Nominal book value per share                                                          $     13.27          $     12.90
Tangible book value per share                                                         $     11.74          $     11.15
Average market price per share on the final trading day of the period                 $     17.00          $     14.38


Shares utilized in above book value calculations                                        6,311,609            6,281,875



See notes to consolidated financial statements

                         HF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                          ENDED MARCH 31,               ENDED MARCH 31,
                                                     -----------------------       -----------------------
                                                         1998           1997           1998          1997
                                                     --------       --------       --------       --------
                                                                    (Dollars In Thousands)
INTEREST INCOME:
Interest on loans                                    $ 11,409       $  9,016       $ 31,885       $ 23,104
Interest on mortgage-backed securities                  4,697          3,795         14,179         12,807
Interest and dividends on investment securities         2,531          4,273          9,567         13,466
                                                     --------       --------       --------       --------

     Total interest income                             18,637         17,084         55,631         49,377

INTEREST EXPENSE:
Interest on deposit accounts                           10,037          9,894         30,789         28,019
Interest on advances from the Federal Home Loan
     Bank and other borrowings                          1,681            679          4,757          2,512
Net interest expense of hedging transactions              421            762          1,370          2,318
                                                     --------       --------       --------       --------

     Total interest expense                            12,139         11,335         36,916         32,849

NET INTEREST INCOME BEFORE PROVISION
     FOR ESTIMATED LOAN LOSSES                          6,498          5,749         18,715         16,528

PROVISION FOR ESTIMATED LOAN LOSSES                     2,300            101          2,700            309
                                                     --------       --------       --------       --------

NET INTEREST INCOME AFTER PROVISION
     FOR ESTIMATED LOAN LOSSES                          4,198          5,648         16,015         16,219

OTHER INCOME (EXPENSE):
Loan and other fees                                        89            105            286            253
Impairment writedown on securities                        (16)            --            (16)            --
Loss from real estate operations, net                    (312)           (54)          (953)          (241)
Gain on sale of mortgage-backed and investment
     securities available for sale                         --             --             62          1,030
Gain on sale of loans held for sale                        56             10            127             20
Deposit related fees                                      640            378          1,711            929
Gain on sale of merchant bankcard portfolio               200             --            200             --
Amortization of intangible assets                        (588)          (579)        (1,765)        (1,391)
Other income                                               54             62            144            207
                                                     --------       --------       --------       --------

     Total other income (expense)                         123            (78)          (204)           807




See notes to consolidated financial statements

                         HF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                   (Unaudited)


                                                         FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                            ENDED MARCH 31,                    ENDED MARCH 31,
                                                    -----------------------------      ----------------------------
                                                           1998              1997             1998             1997
                                                    -----------       -----------      -----------      -----------
GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and employee benefits                      $     2,604       $     2,398      $     7,214      $     7,111
Occupancy and equipment expense                             840               937            2,747            2,470
FDIC insurance and other assessments                        185               185              547            1,011
SAIF special assessment                                      --                --               --            4,757
Legal and professional services                             195               161              541              569
Data and item processing service costs                      623               611            1,673            1,559
Marketing                                                   155               165              400              472
Deposit servicing expense                                    34                29              101               46
Supplies and printing expense                               118               108              253              299
Other                                                       358               307            1,026              846
                                                    -----------       -----------      -----------      -----------

     Total general and administrative expenses            5,112             4,901           14,502           19,140

EARNINGS (LOSS) BEFORE INCOME TAX
     EXPENSE (BENEFIT)                                     (791)              669            1,309           (2,114)

INCOME TAX EXPENSE (BENEFIT)                               (327)              312              544             (834)
                                                    -----------       -----------      -----------      -----------

NET EARNINGS (LOSS) APPLICABLE TO BOTH BASIC
     AND DILUTED EPS                                $      (464)      $       357      $       765      $    (1,280)
                                                    ===========       ===========      -----------      -----------

SHARES APPLICABLE TO BASIC EPS                        6,305,292         6,281,875        6,291,108        6,281,875

BASIC EARNINGS (LOSS) PER SHARE                     $     (0.07)      $      0.06      $      0.12      $     (0.20)*
                                                    ===========       ===========      ===========      ===========

SHARES APPLICABLE TO DILUTED EPS                      6,305,292         6,389,113        6,488,333        6,281,875

DILUTED EARNINGS (LOSS) PER SHARE                   $     (0.07)      $      0.06      $      0.12      $     (0.20)*
                                                    ===========       ===========      ===========      ===========


*$0.24 earnings per share, net of the after-tax effect of the SAIF special assessment.

See notes to consolidated financial statements

                                HF BANCORP, INC.
             CONSOLIDATEDSTATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
                               Nine Months Ended March 31, 1998
                                   (Unaudited)

                                       Common      Additional     Retained     Unrealized   Deferred stock  Treasury       Total
                                        stock        paid-in      earnings     gain (loss)    compensation     stock
                                                     capital                          on
                                                                              securities
                                                                              available
                                                                               for sale
                                       ------------------------------------------------------------------------------------------
                                                                    (Dollars In Thousands)
Balance at June 30, 1997               $     66     $ 51,355      $ 38,441     $ (1,050)     $ (4,437)     $ (3,348)     $ 81,027

Net income for the nine months
ended March 31, 1998                         --           --           765           --            --            --           765

Change in net unrealized gain
(loss) on securities available for
sale, net of taxes                           --           --            --        1,296            --            --         1,296

Change in deferred stock
compensation                                 --          144            --           --           229            --           373

Utilization of Treasury shares for
exercised stock options                      --           (2)           --           --            --           301           299
                                       ------------------------------------------------------------------------------------------

                                       ------------------------------------------------------------------------------------------
Balance at March 31, 1998              $     66     $ 51,497      $ 39,206     $    246      $ (4,208)     $ (3,047)     $ 83,760
                                       ========     ========      ========     ========      ========      ========      ========




See notes to consolidated financial statements

                         HF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             FOR THE NINE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                           -------------------------
                                                                                              1998            1997
                                                                                           --------         --------
                                                                                             (Dollars In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                                   $    765         $ (1,280)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
    operating activities:
Write-down of interest only security                                                             16               --
Origination of loans held for sale                                                          (14,940)          (1,451)
Proceeds from sale of loans held for sale                                                    11,423            1,315
Provisions for estimated loan and real estate losses                                          3,639              422
Direct write-offs from real estate operations                                                    --               53
Depreciation and amortization                                                                   934              900
Amortization of deferred loan fees                                                             (586)            (539)
Amortization (accretion) of premiums (discounts) on loans
    and investment and mortgage-backed securities, net                                          371              210
Amortization of intangible assets                                                             1,765            1,391
Federal Home Loan Bank stock dividend                                                          (285)            (294)
Gain on sales of loans held for sale                                                           (127)             (20)
Loss on sales of real estate, net                                                              (151)            (112)
Gain on sale of mortgage-backed and investment securities available for sale                    (62)          (1,030)
Loss (gain) on sale of premises and equipment                                                    21              (30)
Decrease (increase) in accrued interest receivable                                              811             (870)
(Decrease) increase in accounts payable and other liabilities                                (1,615)             777
Decrease (increase) in other assets                                                             736              662
Other, net                                                                                      722            1,040
                                                                                           --------         --------

Net cash provided by operating activities                                                     3,437            1,144


CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans receivable                                                           (106,565)         (83,557)
Purchases of mortgage-backed securities held to maturity                                         --          (15,039)
Purchases of mortgage-backed securities available for sale                                  (80,163)         (51,652)
Principal repayments on mortgage-backed securities held to maturity                          19,399           14,496
Principal repayments on mortgage-backed securities available for sale                        29,006            8,826
Purchases of investment securities held to maturity                                              --               --
Purchases of investment securities available for sale                                       (62,869)         (37,968)
Principal repayments on investment securities held to maturity                                  747              502
Principal repayments on investment securities available for sale                              4,127            4,191
Proceeds from sales of mortgage-backed and investment securities available for sale          58,254           71,381
Matured / called investment and mortgage backed securities held to maturity                  16,000            9,352
Matured / called investment and mortgage backed securities available for sale                44,033           36,428
Proceeds from sales of real estate acquired by foreclosure                                    5,593            3,794
Proceeds from sales of real estate held for investment                                          427               --
Proceeds from sale of premises and equipment                                                     46                6
Acquisitions of premises and equipment                                                         (263)          (1,749)
Cash payment for acquisition, net of cash received                                               --          (14,707)
                                                                                           --------         --------

Net cash used in investing activities                                                       (72,228)         (55,696)

                         HF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                    FOR THE NINE MONTHS
                                                                                      ENDED MARCH 31,
                                                                                ---------------------------
                                                                                   1998             1997
                                                                                ---------         ---------
                                                                                  (Dollars In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Advances received from FHLB                                                     $  60,000         $      --
Proceeds from other borrowings                                                    213,000                --
Decrease in certificate accounts                                                   (4,557)          (11,061)
Net increase in NOW, passbook, money market investment and
    non-interest-bearing accounts                                                  33,450            17,130
Repayment of advances from FHLB                                                   (10,000)          (20,000)
Repayment of other borrowings                                                    (213,000)               --
                                                                                ---------         ---------

Net cash provided by (used in) financing activities                                78,893           (13,931)
                                                                                ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               10,102           (68,483)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   18,411           100,633
                                                                                ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  28,513         $  32,150
                                                                                =========         =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
Interest on deposit accounts and other borrowings                               $   7,995         $   5,665
                                                                                =========         =========

Income taxes paid                                                                      --                --
                                                                                =========         =========

SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES:

Real estate acquired through foreclosure                                        $   2,678         $   3,764

Loans to facilitate the sale of real estate acquired through foreclosure        $   1,102         $     896

Purchase of Palm Springs Savings Bank:
Fair value of assets purchased, excluding cash                                  $      --         $ 184,321
Fair value of liabilities assumed                                                      --           169,614
                                                                                ---------         ---------

     Cash payment for acquisition, net of cash received                         $      --         $  14,707
                                                                                =========         ---------



See notes to consolidated financial statements

   HF BANCORP, INC. AND SUBSIDIARY
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   MARCH 31, 1998
   (UNAUDITED)

Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the nine month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the entire fiscal year.

           HF Bancorp Inc. ("HFB") is the holding company for Hemet Federal Savings and Loan ("Bank") and its subsidiaries. The Company's headquarters are in Hemet, California. The Company offers a broad range of financial services to both consumers and small businesses. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current presentation.

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

Use of Estimates in the Preparation of Financial Statements

           The preparation of the consolidated financial statements of HF Bancorp, Inc. and subsidiary requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

Computation Of Earnings Per Share

           Basic and diluted earnings per share were calculated based upon the following information:

                              BASIC EPS SHARES PLUS

                                                     Treasury       Treasury
                                         EQUALS:        Stock          Stock       EQUALS:                     Shares      Shares *
                            LESS:         Shares      Method:        Method:      Shares *                        For           For
              Average     Average            For       Shares         Shares           For   Quarterly         Fiscal        Fiscal
                Total      Shares      Quarterly          For            For     Quarterly     Average            YTD           YTD
 Quarter       Shares    Treasury          BASIC        Stock          Stock       DILUTED       Share          BASIC       DILUTED
 Ending        Issued       Stock            EPS      Options         Awards           EPS       Price            EPS           EPS
 ------        ------       -----            ---      -------         ------           ---       -----            ---           ---

09/30/96    6,612,500     330,625      6,281,875           25             10     6,281,910       $9.54      6,281,875     6,281,910
12/31/96    6,612,500     330,625      6,281,875       41,097          8,462     6,331,434      $10.86      6,281,875     6,306,672
03/31/97    6,612,500     330,625      6,281,875       91,746         15,492     6,389,113      $12.47      6,281,875     6,334,152
06/30/97    6,612,500     330,625      6,281,875      113,369         18,232     6,413,476      $13.47      6,281,875     6,353,983
09/30/97    6,612,500     330,625      6,281,875      148,044         23,922     6,453,841      $14.94      6,281,875     6,453,841
12/31/97    6,612,500     326,343      6,286,157      184,928         30,785     6,501,870      $16.60      6,284,016     6,477,856
03/31/98    6,612,500     307,208      6,305,292      179,413         24,583     6,509,288      $17.13      6,291,108     6,488,333

*Share counts for diluted EPS are applicable only in the event of positive earnings.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

Termination of Swap Agreements

           On July 10, 1995, the Company terminated four interest rate swap agreements with an aggregate outstanding notional amount of $60.0 million. At June 30, 1995, the weighted average fixed payment rate and variable payment received rate were 9.53% and 6.11%, respectively. The Company paid a termination fee of $4,856,000 which has been deferred and is being amortized over the remaining original terms of the respective swap agreements. The expected future amortization is as follows: $173,000 for the last three months of fiscal 1998 and $272,000 for the fiscal year 1999. As of March 31, 1998 the remaining deferred amount was $445,000.

Defined Benefit Plan and Retirement Restoration Plan Terminations

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

           A non-recurring $3.0 million charge to accrue expenses related to the termination of the two retirement plans was recorded in the fourth quarter of fiscal 1997. As of December 31, 1997, all of the defined benefit pension plan assets had been distributed, with vested participants receiving, at their election, either a lump sum or an annuity contract. As of April 30, 1998, the Company has received a favorable IRS determination letter associated with the termination of the defined benefit pension plan and is in the process of preparing a final plan annual return.

Stock Plans

           The Company established for eligible employees an Employee Stock Ownership Plan and Trust ("ESOP"), which became effective upon the conversion of the Bank from a mutual savings & loan association to a public stock company (the "Conversion"). On June 30, 1995, the ESOP:

- subscribed for 7.0% (462,875) of the total shares (6,612,500) of common stock issued in the Conversion pursuant to the subscription rights granted under the ESOP plan document

- borrowed $3,703,000 from HFB under a 9.5 year loan agreement bearing a 9.0% interest rate in order to fund the purchase of common stock, pledging the common stock as collateral for the loan

           Under the terms of the ESOP plan, shares are allocated to individual eligible employee accounts at the conclusion of each calendar year. Under the terms of the original loan agreement, annual principal and interest payments were to be made to HFB at the end of each calendar year.

           In December 1997, the ESOP and HFB amended their loan agreement, implementing the following revisions:

- The loan payment for calendar year 1997 would be interest only. No loan principal would be retired on December 31, 1997.

- The final maturity of the loan was extended from December 31, 2004 to December 31, 2012, with an associated reduction in periodic loan principal amortization.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)


           As of March 31, 1998, prior to the 1997 allocation of shares to eligible employee accounts, a cumulative total of 104,069 shares of common stock had been allocated to individual employee accounts, leaving a remainder of 358,806 shares to be allocated over the remaining 15 year life of the ESOP, including 17,841 shares to be assigned in conjunction with the calendar year 1997 allocation.

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

           The Stock Compensation Plan was authorized to acquire 198,375 shares of common stock in the open market. The Bank contributed funds to the Stock Compensation Plan to enable the Plan trustees to acquire the authorized shares of common stock. On February 28, 1996, the Bank acquired 198,375 shares in the open market at a price of $10.00 per share. Stock shares are held in trust, and stock awards typically vest over a five year period.

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

           On May 22, 1997, the Board Of Directors of HF Bancorp, Inc. adopted the Amended and Restated HF Bancorp, Inc. Stock Based Incentive Plan (the "Incentive Plan"). The Incentive Plan merged the Stock Compensation Plan and the Stock Option Plan, and amended the provisions of these plans to, among other things:

- Provide benefits that were not available when the two 1995 Plans were adopted, including the accelerated vesting of stock awards and stock options following a change in control of the Company or the Bank

- Eliminate a number of outdated regulatory requirements no longer necessary due to amendments to Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act").

           At the Company's Annual Meeting of Shareholders on October 28, 1997, shareholders approved an amendment to the Incentive Plan, which increased the number of option shares authorized for issuance by 150,000 shares, from 661,250 shares to 811,250 shares. The Incentive Plan retains the prior Stock Compensation Plan's limitation of 198,375 shares authorized for stock awards.

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)


           Additional information concerning the Incentive Plan is presented in the following tables. As of March 31, 1998, the exercise price of individual vested stock options ranged from a low of $9.50 per share to a high of $14.34 per share.


      HF BANCORP, INC. STOCK BASED INCENTIVE PLAN: STOCK OPTION INFORMATION


                                                         Stock                                Stock            Average
                                                       Options            Stock             Options           Exercise
                     Stock             Stock      Cumulatively          Options           Available           Price Of
                   Options           Options          Vested &     Cumulatively          For Future             Vested
Date            Authorized       Outstanding       Outstanding        Exercised              Grants            Options
----            ----------       -----------       -----------        ---------              ------            -------
09/03/96           661,250           630,340                 0                0              30,910                N/A
12/31/96           661,250           618,250                 0                0              43,000                N/A
03/31/97           661,250           528,853           112,850                0             132,397             $10.05
06/30/97           661,250           523,185           109,182                0             138,065             $10.04
09/30/97           661,250           638,545           125,182                0              22,705             $10.59
12/31/97           811,250           629,945           115,882           11,100             170,205             $10.65
03/31/98           811,250           667,244           213,287           29,734             114,272             $10.38

--------------------------------------------------------------------------------

      HF BANCORP, INC. STOCK BASED INCENTIVE PLAN: STOCK AWARD INFORMATION

                                                                          Stock
                                                                         Awards
                    Stock             Stock             Stock         Available
                   Awards            Awards            Awards        For Future
Date           Authorized       Outstanding            Vested            Grants
----           ----------       -----------            ------            ------
09/30/96          198,375           195,075                 0             3,300
12/31/96          198,375           189,801                 0             8,574
03/31/97          198,375           121,887            37,294            39,194
06/30/97          198,375           121,227            37,954            39,194
09/30/97          198,375           154,527            37,954             5,894
12/31/97          198,375           154,527            37,954             5,894
03/31/98          198,375           120,250            67,597            10,528

HF BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)


Derivatives Contracts

           The Company uses various types of derivative products to manage interest rate exposure. When these instruments meet certain criteria, they qualify for hedge accounting treatment. Hedge criteria include demonstrating how the hedge will reduce risk, identifying the specific asset, liability, or firm commitment being hedged, and citing the time horizon being hedged. Active derivatives (e.g. interest rate swaps) qualifying for hedge accounting treatment are accounted for on an accrual basis, with periodic amounts receivable or payable recorded as an adjustment to interest income or interest expense. Gains or losses on terminated derivatives that qualified for hedge accounting are amortized over their original contractual lives on a straight-line basis in the event the position being hedged is not liquidated. The Company does not currently employ derivatives that do not meet the criteria for the hedge accounting.

Loan Impairment

           The Bank applies the provisions of SFAS No. 114, "Accounting By Creditors For Impairment of A Loan", to all loans in its portfolio. As a majority of the Bank's loans are collateral dependent, most impaired loans are accounted for based upon the fair value of their collateral. In applying the provisions of SFAS No. 114, the Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all contractual principal and interest in accordance with the terms of the loan agreement. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratios, and the borrowers' current financial position. The Bank considers all nonaccrual loans and all loans that have a specific loss allowance applied to adjust the loan to fair value as impaired.

Commitments and Contingencies

           At March 31, 1998, the Company maintained commitments to sell $1.5 million in residential fixed rate mortgage loans on a servicing released basis and to originate $10.0 million in various types of loans. The Company maintained no commitments to purchase loans or assume borrowings at March 31, 1998.

Recent Accounting Pronouncements,

           In June 1997, the FASB, issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

           Certain matters discussed in this Form 10-Q Report may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act Of 1995. These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, adequacy of the allowance for estimated loan losses, trends in credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. These forward looking statements are based upon current management expectations, and may therefore involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, the general business environment, the California real estate market, competitive conditions among bank and non-bank financial services providers, regulatory actions or changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

General

           H.F. Bancorp, Inc. (referred to herein on an unconsolidated basis as "HFB" and on a consolidated basis as the "Company") is a savings & loan holding company incorporated in the State of Delaware whose principal business is to serve as a holding company for Hemet Federal Savings & Loan Association (the "Bank") and for other banking or banking related subsidiaries which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiaries, HFB's principal source of funds is its existing capital and assets, and future dividends paid by and other funds advanced from its subsidiaries. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to HFB. The Company's common stock is listed on the Nasdaq National Market ("NASDAQ") under the symbol "HEMT".

           At March 31, 1998, the Company had $1,065.7 million in assets, $586.8 million in net loans receivable, and $868.5 million in deposits. The Company is subject to regulation by the Office Of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC"), and the Securities and Exchange Commission ("SEC"). The principal executive offices of the Company and the Bank are located at 445 East Florida Avenue, Hemet, California, 92543, telephone number (909) 658 - 4411, toll free (800) 540-4363, facsimile number (909) 925 -
5398. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposit accounts are insured by the FDIC through the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law.

           On September 27, 1996, Hemet Federal Savings & Loan Association consummated the acquisition of Palm Springs Saving Bank ("PSSB") by purchasing their 1,131,446 shares of common stock for $16.3 million. The acquisition was accounted for under purchase accounting guidelines and therefore generated intangible assets. On June 21, 1996, the Bank entered the North San Diego County market through the purchase of three branch offices and the assumption of deposit liabilities totaling $185.2 million from Hawthorne Savings Bank. In conjunction with the purchase, the Bank generated a core deposit intangible of $6.6 million, or 3.6% of the deposits assumed (see "Intangible Assets").

           The Company conducts business from nineteen full service branch offices and one centralized loan servicing center. In addition, the Company supports its customers through 24 hour telephone banking and ATM access through an array of networks including STAR, CIRRUS, PLUS, and NOVUS. Through its network of banking offices, the Bank emphasizes personalized service focused upon two primary markets: households and small businesses. The Bank offers a wide complement of lending and depository products. The Bank also supports its customers by functioning as a federal tax depository, providing merchant bankcard services, and supplying various forms of electronic funds transfer. In addition, the Bank, through third party relationships, makes various non FDIC insured investment products available to its customers, including mutual funds and selected insurance related products.

Recent Developments

           Office Of Thrift Supervision Regulatory Exam

           During March and April, 1998, the OTS conducted its periodic safety and soundness regulatory exam of the Bank. This exam was a factor in the Company's issuance of a press release on May 7, 1998 which restated previously announced earnings for the third quarter of fiscal 1998 (see "May 7, 1998 Press Release"). The OTS is scheduled to meet with the Company's Board Of Directors at the end of May, 1998, and the final regulatory reports from this exam are expected to be received during the fourth quarter of fiscal 1998. Based upon preliminary discussions held with OTS personnel, management does not anticipate that the final examination findings will require the Bank to record material additional loan loss provisions, net charge-offs, or valuations against real estate acquired through foreclosure. This belief stems from management's working with the OTS to review specific loans, general credit management practices, and the adequacy of the Bank's allowance for estimated loan losses in developing the significant credit related expenses recorded during the third quarter of fiscal 1998. However, the Company can provide no assurance concerning the contents of the final examination reports, and the required actions which could potentially derive therefrom.

           Year 2000 Computer Issue

           The Year 2000 Issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed could produce inaccurate or unpredictable results upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is significantly subject to the potential impact of the Year 2000 Issue due to the nature of financial information. Potential impacts to the Company may arise from software, hardware, and equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 issues, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams.

           In order to address the Year 2000 Issue, the Company has developed and implemented a five phase plan divided into the following major components:

-          awareness
-          assessment
-          renovation
-          validation
-          implementation

           The Company has substantially completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is to work with external vendors to test and certify their systems as Year 2000 compliant. Other important segments of the Year 2000 plan are to identify those loan customers whose possible lack of Year 2000 preparedness might expose the Bank to financial loss, and to highlight any servicers of purchased loans which might present Year 2000 operating problems.

           The Company's Board Of Directors has established a Year 2000 subcommittee to monitor the Company's progress with achieving and certifying Year 2000 compliance. In addition, the Company has retained an external consulting firm to assist with its Year 2000 program.

           Management currently estimates Year 2000 compliance costs, which are expensed on a current period basis, at between $200,000 and $300,000. This range of cost does not include normal ongoing costs for computer hardware (including ATM's) and software that would be replaced in the next year even without the presence of the Year 2000 Issue in conjunction with the Company's ongoing programs for updating its delivery infrastructure. This cost estimate may change as the Company progresses in its Year 2000 program and obtains additional information associated with and conducts further testing concerning third parties.

           May 7, 1998 Press Release

           On May 7, 1998, the Company issued a press release in which it announced a restatement of previously communicated earnings for the quarter and fiscal year to date ended March 31, 1998. The restatement resulted from additional provisions for estimated loan losses and the establishment of greater valuation reserves for foreclosed real estate. In the May 7 press release, the Company also announced that its is evaluating alternatives for improving future financial performance, with the likelihood that non-recurring charges of an operating nature would be recorded in the quarter ending June 30, 1998. The press release also presented that, while the Company is unable to identify specific costs or savings at this time, it is nearing completion of analyses of a variety of options to augment profitability by implementing fundamental changes to the Company's cost structure, operating platform, and distribution network. The restructuring charges may materially impact the Company's financial results for the quarter and fiscal year ending June 30, 1998.

           Consolidation In The Financial Services Industry

           The pace of consolidation in the financial services industry quickened during the most recent quarter, with mergers now occurring even among the largest 20 banks in the country. Within the Company's market:

- Washington Mutual is merging the American Savings, Great Western, Coast Federal, and Home Savings franchises into the largest thrift in the country

- California Federal is merging its franchise with those of Glendale Federal, CenFed, and Redlands Federal, to create a thrift with assets over $50 billion

- Bank Of America is merging with NationsBanc to produce the largest commercial bank in the country

           As a result of these mergers, the Company will soon be challenged by a number of much larger competitors who benefit from a more extensive branch network, more advanced technology, and financial resources well beyond the capacity of the Company. On the other hand, the above mergers may present an excellent opportunity to acquire business currently served by the merging institutions, as customers often become disenfranchised when their branch, financial service providers, products, or pricing change in conjunction with a merger.

           Potential Federal Legislation

           Over the past year, the US House Of Representatives has been debating a potentially significant reform of the federal laws governing the financial services industry under the moniker of "HR 10". The recent announcement of a historic planned merger between Travelers Corporation and Citicorp, which would meld insurance, commercial banking, and investment banking under one corporate umbrella for the first time in decades, may spur Congress to adopt legislation at the risk of their opportunity to guide such financial industry consolidation being usurped by regulatory edict, court decisions, and market realities. The scope of issues which HR 10 may address is vast, including the possible elimination of the federal thrift charter, a merging of bank and thrift regulators and insurance funds, and the future of the FHLB system.

           Congress has recently been considering an increase in the loan limits applicable to FHA mortgages. Any increase in such limits would likely unfavorably impact the Company, as the government would thereby strongly influence a larger portion of the residential mortgage market. Congress is also considering a series of other bills which could present a significant impact upon the Company, including legislation addressing bankruptcy reform, and the potential payment of interest on corporate demand deposit accounts and financial institution balances at the Federal Reserve Banks.

           The US Supreme Court recently reached a landmark decision restricting the growth of credit unions, an event favorable to the Company, as credit unions do not have to pay income taxes, providing them with a significant advantage in pricing consumer financial services. In addition, credit unions are not subject to the same level of regulatory burden as banks and thrifts. Congress is currently debating legislation which would potentially reverse or amend the Supreme Court decision and thereby permit credit unions to compete throughout a broader segment of the Company's market. Management is unable to predict what legislation, if any, may eventually be enacted, and the possible impact of such legislation.

Overview Of Business Activity And Results

           During the nine months ended March 31, 1998, the Company continued implementing its strategic plan of evolving an almost 80 year old savings & loan into a community based financial services firm, while at the same time building long term shareholder value and strengthening the Company's involvement in and contributions to the communities it serves. Significant events and achievements during the most recent quarter included:

- Management continued efforts to establish the operational and financial foundations necessary to support the strategic plan.

- A $2.3 million provision for estimated loan losses was recorded, as subsequently detailed under "Allowance For Loan Losses" and "Provision For Estimated Loan Losses".

- Significant management changes were effected in retail banking, lending, and Bank operations, with the new team members bringing the skills, experience, and commitment needed to successfully implement the strategic plan. This staff turnover presented the Company with various associated non-recurring costs, including severance pay and recruitment fees. These non-recurring costs, however, were offset during the most recent quarter by a gain on the sale of the Company's merchant bankcard portfolio.

-          New products and services were introduced for:

           -         consumer checking
           -         business checking
           -         mutual funds
           -         fixed and variable annuities
           -         retail foreign banknote exchange
           -         income property and multifamily loans

- Checking deposits reached a record high for the Company, and the cost of deposits declined notably for the second consecutive quarter.

- Mortgage banking activity continued to expand, driven by both the Company's actions to augment this operation and by strong customer demand for residential fixed rate mortgages.

- Reductions in various operating costs were achieved, driven in particular through the more effective use of technology and enhanced management of third party relationships.

- The Company's economic exposure to increasing interest rates was reduced.

- The Company aggressively worked to liquidate its portfolio of real estate acquired through foreclosure, with $379,000 in provisions for valuation reserves posted during the most recent quarter. These provisions were accompanied by significant sales of foreclosed properties, resulting in the Company's owning just $1.6 million in net foreclosed real estate at March 31, 1998.

- Performance planning and assessment was established for all managers, complemented by the adoption of specific goals.

- Stock options were extended to substantially all of the Bank's employees with positions of department manager and above. Management believes that, in conjunction with the ESOP, this stock option allocation provides a powerful incentive for the Company's employees to build shareholder value and speed the successful achievement of the strategic plan.

           To some extent, the above accomplishments were offset by the particularly flat and low state of the Treasury security yield curve throughout the fiscal third quarter, as exhibited by the differential between the 1 year Treasury security and the 10 year Treasury security totaling just 27 basis points at both December 31, 1997 and March 31, 1998. Flat and nominally low yield curves present particular challenges to portfolio lenders such as the Company, who maintain net liability sensitive positions. The shape of the yield curve discourages borrowers from selecting the adjustable rate loans that the Company utilizes to build its balance sheet, while encouraging refinancing of existing loans and securities, a significant volume of which the Company owns at a premium to par. During the three months ended March 31, 1998, the Company experienced very high loan and security prepayments, consistent with the Mortgage Banker's Association Application Volume Refinance Index peaking at above 3000 in January 1998 (a reading of 1000 is typically viewed as a strong refinance market).

           In addition, the flatness of the yield curve during the most recent quarter reduced the spread derived from the Company's net liability sensitive position, pressuring net interest income. Management responded to this environment by augmenting its mortgage banking activity and aggressively focusing upon reducing the Company's cost of funds. However, should the current capital markets environment persist, or become more unfavorable, there can be no assurance that the Company will be successful in offsetting its negative financial effects. In particular, should the bond equivalent yield on the 10 year Treasury security decline to the 5.25% range for an extended period of time, the Company would likely be severely challenged to maintain the nominal size of its loan portfolio without increasing its economic exposure to future increases in market interest rates.

Additional information concerning the above accomplishments and challenges is presented in the pages which follow.

Changes In Financial Condition From June 30, 1997 to March 31, 1998

           Total assets increased $81.0 million, or 8.2%, from $984.7 million at June 30, 1997 to $1,065.7 million at March 31, 1998. Net loans receivable rose $102.5 million, or 21.2%, from $484.3 million at June 30, 1997 to $586.8 million at March 31, 1998. The nominal and relative increases in the loan portfolio have been key objectives of management, as such increases, when conducted with prudent underwriting, provide for:

-          a more effective deployment of the Company's strong capital position

-          a greater return on shareholders' equity

-          enhanced support of the communities in which the Company operates

           During the third quarter of fiscal 1998, total assets expanded by $2.4 million and net loans receivable declined by $3.3 million, as the Company experienced the aforementioned increase in prepayments from mortgage related assets. In addition, contrary to recent quarters, the Company did not purchase any loans in the secondary market during the past three months due to limited availability of product and the resulting relatively high pricing.

           Net loans held for sale increased from $335,000 at June 30, 1997 to $3.6 million at March 31, 1998, as the Company continued building its mortgage banking operation. The Company has been expanding the volume of loans originated for sale and the range of secondary market avenues utilized for selling in order to:

-          better manage the Company's interest rate risk position

-          maintain high liquidity

-          generate a recurring stream of non-interest income

-          obtain improved sales execution

-          respond to increased customer demand for fixed rate financing

           Investment securities held to maturity declined from $26.8 million at June 30, 1997 to $10.1 million at March 31, 1998 primarily due to the call of Agency debentures. Investment securities available for sale fell from $145.0 million at June 30, 1997 to $112.2 million at March 31, 1998 primarily due to the sale and call of long term, fixed rate Agency debentures in conjunction with the Company's interest rate risk management program (see "Interest Rate Risk Management And Exposure"). However, during the most recent quarter, investment securities available for sale climbed from $91.6 million to $112.2 million due to the purchase of low duration, AAA rated, current pay, non-Agency, fixed rate collateralized mortgage obligations ("CMO's"). During the past three months, management invested the majority of available cash flows into CMO securities instead of the adjustable rate and short term balloon Agency mortgage backed securities purchased in prior periods due to concern over financial exposure to security prepayments given the surging volume of mortgage refinances combined with relatively high prices for the types of securities purchased in prior periods.

           Mortgage-backed securities held to maturity declined 13.0% from $151.4 million at June 30, 1997 to $131.8 million at March 31, 1998 due to amortization and prepayments. In addition, all mortgage backed security purchases in fiscal 1998 have been classified as available for sale.

           Mortgage-backed securities classified as available for sale rose $42.1 million, or 38.5%, from $109.5 million at June 30, 1997 to $151.6 million at March 31, 1998. However, mortgage backed securities classified as available for sale declined $13.5 million during the most recent quarter, due to accelerated prepayments and the aforementioned decision to focus the reinvestment of available cash flows into the CMO market.

           The Company's investment in the capital stock of the Federal Home Loan Bank of San Francisco ("FHLB") increased from $6.2 million at June 30, 1997 to $6.5 million at March 31, 1998 due to dividends credited. The Company has received notification from the FHLB that it will be required to purchase approximately $1.5 million in additional capital stock during the fourth quarter of fiscal 1998, due to the Company's growth and because of the restructuring of the balance sheet over the past year to emphasize loans and mortgage related securities.

           The Company's net investment in real estate acquired through foreclosure dropped from $5.3 million at June 30, 1997 to $1.6 million at March 31, 1998, as the Company aggressively sought to conclude disposing of the portfolio of troubled assets acquired in conjunction with the PSSB purchase. A general strengthening of the real estate market in Southern California also helped accelerate the reduction in foreclosed property.

           Net real estate acquired for investment declined from $418,000 at June 30, 1997 to none at March 31, 1998, as the Company sold its final two real estate projects during the first half of fiscal 1998 at a nominal gain, and in so doing exited the real estate development business.

           Gross intangible assets declined from $14.5 million at June 30, 1997 to $12.7 million at March 31, 1998 due to the continued amortization of the intangible assets generated in conjunction with the North San Diego County branch purchase from Hawthorne Savings Bank and the PSSB acquisition.

           Total deposits rose from $839.7 million at June 30, 1997 to $855.6 million at December 31, 1997 to $868.5 million at March 31, 1998. Key trends within the deposit portfolio include:

- Management continued the Bank's emphasis upon attracting consumer and small business checking accounts as a means of lowering the cost of funds, bolstering fee income, and establishing customer relationships for future sales of other products and services. Checking deposits increased $13.7 million, or 18.6%, fiscal year to date. Several new checking products were introduced during the most recent quarter.

- Customers continued their positive response to the Bank's "Platinum" money market deposit account, which provides competitive, tiered money market interest rates for liquid funds. In conjunction with this product, total money market deposits increased from $38.6 million at June 30, 1997 to $65.6 million at December 31, 1997 to $73.2 million at March 31, 1998.

- Savings deposits fell from $111.7 million at June 30, 1997 to $96.9 million at March 31, 1998, as the Company priced its passbook based deposit products less aggressively in order to encourage customer migration into statement based products. Management believes statement based products present the Bank with fewer operational problems (and losses), result in faster customer service, and more effectively mesh with upcoming advances in technology.

- Certificate of deposit balances declined slightly from $615.5 million at June 30, 1997 to $611.0 million at March 31, 1998, as the Company's marketing efforts have focused upon transaction accounts, and due to the Bank's adoption of relatively less aggressive pricing for base, or "sheet", CD rates. Instead, the Bank has migrated towards relationship pricing for CD's based upon the volume and range of business the customer conducts with the Company. Management believes this pricing approach has led to a deepening of relationships with many customers, somewhat offset by a loss of single "CD only" accounts which are often the most rate sensitive.

- The ongoing consolidation in the financial services industry continues to leave an increasing number of customers without a local and / or full service branch of their former bank; making a portion of such customers receptive to sampling Hemet Federal's quality customer service.

           Advances from the FHLB-SF increased from $50.0 million at June 30, 1997 to $100.0 million at March 31, 1998 due to the Company's need to fund the increase in its loan portfolio. During the past three months, FHLB advances declined $10.0 million, as the Company used cash flows from prepayments on mortgage related assets to retire a maturing fixed rate advance.

           Total stockholder's equity increased from $81.0 million at June 30, 1997 to $83.8 million at March 31, 1998 due to:

-          net income generated fiscal year to date

- appreciation in the portfolios of investments designated as available for sale, in conjunction with lower general market interest rates

-          continued amortization of the Company's deferred stock compensation

- the exercise of stock options (funded with Treasury stock) during the current fiscal year

Interest Rate Risk Management And Exposure

           In an effort to limit the Company's exposure to interest rate changes, management monitors and evaluates interest rate risk on an ongoing basis, through an internal simulation and modeling process, various management reports, and via participation with the OTS Market Value Model. Management acknowledges that interest rate risk and credit risk compose the two greatest financial exposures faced by the Company in the normal course of its business.

           In recent quarters, the Company has maintained a net liability sensitivity, meaning that, in aggregate, the Company's liabilities reprice more quickly and by a greater magnitude than do its assets. This net liability sensitivity primarily arises from the longer term, higher duration mortgage backed and investment securities and whole loans maintained on the Company's balance sheet, for which the Company's only current match funding sources are demand deposit accounts, non interest bearing liabilities, a segment of core deposit transaction accounts, certain borrowings, and capital. A net liability sensitive position typically translates to improved profitability and higher economic value during decreasing rate environments. Conversely, this position presents the likelihood of constrained net interest income and average spreads during periods of increases in general market interest rates. In addition, due to the significant volume of mortgage related assets maintained on the balance sheet, and the embedded optionality present in such assets, the Company is financially exposed to both the nominal levels of interest rates and the relative levels in interest rates, most often characterized by the shape or slope of the Treasury yield curve.

           During the nine months ended March 31, 1998, the Company continued its program of moderating interest rate risk while building a less volatile base of core earnings. Specific actions during the current fiscal year included:

- The sale of $50.0 million and the call of $57.0 million in longer term, fixed rate Agency debentures.

- The sale of $11.4 million in fixed rate, residential loan originations on a servicing released basis.

- The secondary market purchase of $107.7 million in adjustable rate residential mortgages which, when added to the impact of internal originations, brought the percentage of gross loans presenting adjustable interest rates to 73.9% at March 31, 1998.

- The continuation of the Company's loan origination program which encourages the generation of adjustable rate mortgages through favorable pricing and terms to the customer combined with incentives to the Company's sales force.

- The continued migration away from loans which reprice based upon the 11th District Cost Of Funds Index ("COFI") in favor of loans which reprice based upon Prime, Treasury, or LIBOR rates. The Company has emphasized the non-COFI indices due to their greater responsiveness to changes in capital markets interest rates and because of increased concentration of control of the COFI into a small number of very large thrifts. At March 31, 1998, approximately 26.1% of the Company's gross loans repriced based upon COFI, and the Company's investment portfolios contained no COFI based securities.

- The development and marketing of new products which improve the Company's interest rate risk profile, including new checking programs and Prime based home equity lines of credit ("HELOC's").

- The redeployment of periodic cash flows from longer term, fixed rate mortgage-backed securities, whole loans, and debentures into other assets presenting much lower duration.

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

           During the nine months ended March 31, 1998, the Company amortized $626,000 of the deferred loss to interest expense, and charged interest expense for $744,000 related to current existing interest rate swaps with an aggregate notional amount of $35.0 million. Additional information concerning the Bank's current and terminated interest rate swap positions is provided in the following table:

           Summary Of Interest Rate Swaps

                     Active Interest Rate Swaps


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

                     Terminated Interest Rate Swaps


                                                       Original           3/31/98             Loss             Daily
                        Notional     Termination       Deferred          Deferred     Amortization              Loss
                          Amount            Date           Loss              Loss       Completion      Amortization
                          ------            ----           ----              ----       ----------      ------------
                     $10,000,000        07/10/95       $557,730                $0         03/27/97              $890
                     $20,000,000        07/10/95     $1,338,145                $0         04/30/97            $2,024
                     $10,000,000        07/10/95       $631,816                $0         11/25/97              $726
                     $20,000,000        07/10/95     $2,328,601          $444,537         11/21/98            $1,892

Total                $60,000,000                     $4,856,292          $444,537

           Management estimates that the cost to terminate the two active interest rate swaps at March 31, 1998 approximated $769,000.

Intangible Assets

           The purchase of the three branches from Hawthorne Savings and the acquisition of PSSB each generated intangible assets. Under OTS regulations, intangible assets reduce regulatory capital, resulting in lower capital ratios than would otherwise be the case. At March 31, 1998, the reduction in the Bank's regulatory capital resulting from intangible assets was $9.7 million.

Liquidity

           Liquidity is actively managed to ensure sufficient funds are available to meet the ongoing needs of both the Company in general and the Bank in particular. Liquidity management includes projections of future sources and uses of funds to ensure the availability of sufficient liquid reserves to provide for unanticipated circumstances. HFB's and the Bank's investment portfolios are structured to provide an ongoing source of cash from scheduled payments and anticipated prepayments from mortgage related securities, in addition to cash flows from periodic maturities, typically from securities with balloon final payments.

           At March 31, 1998, the Company maintained $28.5 million in cash and cash equivalents, up from $18.4 million at June 30, 1997. This increase was due to the Bank's planned accumulation of excess cash equivalent balances in anticipation of customer payments for property and income taxes during the first half of April, 1998.

           During the quarter ended March 31, 1998, the Bank was granted its second and third unsecured "federal funds" lines of credit from the institution's primary correspondent banks, as an additional means to provide for contingent liquidity needs. There is no guarantee, however, that funds from such lines will be available at all times or that such lines will be maintained in future periods.

           At April 10, 1998, the Bank maintained untapped borrowing capacity at the FHLB-SF in the amount of $292.1 million, up $81.5 million from three months prior. During the quarter ended March 31, 1998, the Bank pledged additional loans and securities (primarily CMO's) to the FHLB to augment its liquidity position. In addition, due to the Company's relatively low loan to deposit ratio of 68.0% at March 31, 1998, the Company maintained significant excess collateral in both loans and securities; collateral which is available for either liquidation or secured borrowings in order to meet future liquidity requirements.

           Effective November 24, 1997, the OTS reduced the thrift regulatory liquidity requirement from 5.0% to 4.0%, removed the 1.0% short term liquidity requirement, significantly increased the scope of assets qualifying for the "numerator" in the liquidity formula, and decreased the "denominator" in the formula. As a result of these statutory changes and the composition of the Bank's balance sheet, the Bank's regulatory liquidity ratio has exceeded 20.0% since the Bank's adoption of the new regulatory formula effective January 1, 1998.

           Liquidity needs for HFB on a stand alone basis are met through available cash, periodic earnings, cash flows from its investment portfolio, exercises of vested stock options, and principal and interest payments associated with its loan to the ESOP.

Regulatory Capital Compliance

           The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the OTS to implement a system providing for regulatory sanctions against institutions that are not adequately capitalized. The severity of these sanctions increases to the extent that an institution's capital continues to decline. Under FDICIA, the OTS issued the Prompt Corrective Action ("PCA") regulations with established specific capital ratios for five separate capital categories as set forth below:


                                            Core Capital To
                                                Adjusted                      Core Capital To                  Total Capital
                                              Total Assets                     Risk-weighted                         To
                                            (Leverage Ratio)                      Assets                    Risk-weighted Assets
                                            ----------------                      ------                    --------------------
Well capitalized                              5% or above                       6% or above                     10% or above
Adequately capitalized                        4% or above                       4% or above                     8% or above
Undercapitalized                                Under 4%                         Under 4%                         Under 8%
Significantly undercapitalized                  Under 3%                         Under 3%                         Under 6%
Critically undercapitalized                          Ratio of tangible equity to adjusted total assets of 2% or less

           The following table summarizes the capital ratios required by FDICIA for an institution to be considered well capitalized and the Bank's regulatory capital at March 31, 1998 as compared to such ratios.


                                      Core Capital To                  Core Capital To                    Total Capital To
                                          Adjusted                      Risk-weighted                      Risk-weighted
                                        Total Assets                       Assets                              Assets
                                  -------------------             ---------------------              ----------------------
                                  Balance         %               Balance             %              Balance             %
                                  -------        ---              -------            ---             -------            ---
                                                                   (Dollars in Thousands)

Hemet Federal's regulatory
capital                           $  64,760     6.16%            $ 64,760           15.12%          $ 68,866           16.08%
Well capitalized requirement         52,531     5.00               25,694            6.00             42,823           10.00%
                                  ---------    -----              -------           -----             ------          ------
Excess                           $   12,229     1.16%            $ 39,066            9.12%          $ 26,043            6.08%
                                 ==========    =====             ========           =====           ========          ======

Adjusted assets (1)              $1,050,621                      $428,233                           $428,233
                                 ==========                      ========                           ========

 (1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of core capital requirements, and refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb) for purposes of risk-based capital requirements.

           The Bank is also subject to OTS capital regulations under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). These regulations require the Bank to maintain: (a) tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), (b) core capital of at least 3% of adjusted total assets (as defined in the regulations) and (c) total capital of at least 8.0% of risk-weighted assets (as defined in the regulations).

           The following table summarizes the regulatory capital requirements under FIRREA for the Bank at March 31, 1998. As indicated in the table, Hemet Federal's capital levels at March 31, 1998 exceeded all three of the currently applicable minimum FIRREA capital requirements.

                                                       PERCENT OF
                                                         ADJUSTED
                                  AMOUNT             TOTAL ASSETS
                                  ------             ------------
                                    (Dollars In Thousands)
Tangible Capital
Regulatory capital               $64,760                  6.16%
Minimum required                  15,759                  1.50
                                 -------               -------
Excess                           $49,001                  4.66%
                                 =======               =======


Core Capital
Regulatory capital               $64,760                  6.16%
Minimum required                  31,519                  3.00
                                 -------               -------
Excess                           $33,241                  3.16%
                                 =======               =======

                                                      PERCENT OF
                                                    RISK-WEIGHTED
                                 AMOUNT                   ASSETS
                                 ------            -------------
Risk-based Capital
Actual capital                   $68,866                 16.08%
Minimum required                  34,259                  8.00
                                 -------               -------
Excess                           $34,607                  8.08%
                                 =======               =======


           At March 31, 1998, the Bank's regulatory capital levels exceeded the thresholds required to be classified as a "well capitalized" institution. The Bank's capital ratios detailed above do not reflect the additional capital (and assets) maintained by the holding company.

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

Credit Profile

           Nonperforming Assets

           The following table sets forth information regarding nonaccrual loans, real estate acquired through foreclosure, and repossessed consumer assets.

                                                      March 31, 1998       June 30, 1997
                                                      --------------       -------------
                                                           (Dollars In Thousands)
Nonaccrual loans before valuation reserves                  $ 3,851        $ 5,217
Investment in foreclosed real estate before valuation
          reserves                                            2,225          6,308
Investment in repossessed consumer assets before
    valuation reserves                                           19             10
                                                            -------        -------
Total nonperforming assets                                  $ 6,095        $11,535
                                                            =======        =======
Nonperforming loans to gross loans net of
          undisbursed loan funds                               0.64%          1.06%
Nonperforming assets to total assets                           0.57%          1.17%

           The reduction in nonperforming assets during fiscal 1998 primarily resulted from the Company's continuing to cycle through the portfolio of troubled assets acquired in conjunction with the purchase of PSSB on September 27, 1996. In addition, a gradual recovery in real estate markets and the economy in the Company's primary lending areas has favorably impacted the Company's ability to dispose of foreclosed real estate. Additional information concerning the Company's non-accrual loans at March 31, 1998 is presented in the following table.


                             Gross Non-Accrual Loans
                                 March 31, 1998
                             (Dollars In Thousands)

                               Originated By        Originated By
                                        PSSB        Hemet Federal               TOTAL
                                        ----        -------------               -----

Residential real estate               $  998               $  798               $1,796
Multifamily real estate                   --                   --                   --
Commercial real estate                    --                   --                   --
Construction                           1,036                   --                1,036
Land/Lots                                 --                  858                  858
Consumer                                  --                    1                    1
Commercial business                      100                   60                  160
                                      ------               ------               ------
TOTAL                                 $2,134               $1,717               $3,851

           Classified Assets

           The following table presents information concerning classified assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets which present indications of potential future credit deterioration.

                          History of Classified Assets
                             (Dollars In Thousands)

                             OAEM          Substandard          Doubtful        Loss             Total
December 31, 1995           $ 9,217          $ 9,130               --          $ 2,618          $20,965
March 31, 1996              $ 8,287          $10,207               --          $ 3,030          $21,524
June 30,1996                $11,070          $ 8,189               --          $ 3,140          $22,399
September 30, 1996          $17,454          $22,007               --          $ 4,037          $43,498
December 31, 1996           $17,793          $20,588               --          $ 2,820          $41,201
March 31, 1997              $16,646          $18,733               --          $ 3,035          $38,414
June 30, 1997               $ 9,586          $19,834               --          $ 2,952          $32,372
September 30, 1997          $ 8,656          $15,805               --          $ 3,051          $27,512
December 31, 1997           $ 9,572          $12,932               --          $ 1,843          $24,347
March 31, 1998              $10,885          $11,701          $    55          $ 2,526          $25,167

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

           Impaired Loans

           At March 31, 1998, the Company maintained total gross impaired loans, before specific reserves, of $9.2 million, constituting 71 credits. This compares favorably to total gross impaired loans of $16.3 million at June 30, 1997. A total of $1.9 million in specific reserves were established against impaired loans at March 31, 1998. The average recorded investment in impaired loans during the quarter ended March 31, 1998 was $7.7 million, and the average recorded investment in impaired loans during fiscal 1998 was $10.5 million. The Company's impaired loan portfolio at March 31, 1998 was disproportionately represented by credits originated by PSSB prior to its acquisition, as highlighted in the following table. At March 31, 1998, the remaining portfolio of loans originated by PSSB prior to its acquisition totaled $109.1 million, or 17.8% of the Company's total gross loans.

                     Gross Impaired Loans At March 31, 1998

                             (Dollars In Thousands)

                        Originated      Originated
                                By              By
                              PSSB   Hemet Federal           TOTAL
                            ------   -------------          ------
Accrual Status              $1,379          $3,990          $5,369

Non Accrual Status          $2,134          $1,717          $3,851
                            ------          ------          ------

TOTAL                       $3,513          $5,707          $9,220

           The above table also highlights that a portion of the Company's impaired loans at March 31, 1998 were either fully current or with only minor delinquency, as $5.4 million (58.2%) were maintained on accrual status. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where management has identified concerns regarding the collection of the credit. For the nine months ended March 31, 1998, accrued interest on impaired loans was $64,000 and interest of $316,000 was received in cash. If all nonaccrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $267,000 during the nine months ended December 31, 1997, instead of interest income actually recognized on cash payments of $78,000.

           Allowance For Loan Losses

           The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio. Management reviews the Bank's loan loss allowance on a monthly basis. In determining levels of risk, management considers a variety of factors, including asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in loans receivable which are deemed probable and estimable. While management uses the best information available to make these estimates, future adjustments to the allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Bank's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

           During March and April, 1998, the OTS conducted its periodic safety and soundness regulatory exam of the Bank. In conjunction with that exam, the OTS raised issues concerning:

- the appropriate credit classification for nine loans with gross principal balances totaling $6.2 million

- the adequacy of the Bank's general and specific allowances for loan losses

- the credit profile of the remaining portfolio of loans acquired through the purchase of PSSB

- the scope of the credit management function, particularly as related to income property and land loans

           Management worked with the OTS to evaluate the identified reductions in credit classification, compare the Bank's general reserves to peer financial institutions, stratify the $109.1 million in remaining gross loans originated by PSSB prior to the acquisition, and analyze potential improvements in the internal asset review process. As a result of these efforts, the Company:

- recorded $2.3 million in provisions for estimated loan losses during the most recent quarter

- reduced the credit classification for the identified loans (the majority of which were loans secured by income property and land) effective for March 31, 1998 reporting

-          assigned $750,000 in additional specific reserves

- segmented the $22.6 million in income property and land loans remaining from the PSSB acquisition

-          commenced modifying the Bank's credit management program

           In addition, during the most recent quarter, the Bank hired a new Chief Credit Officer with significant commercial banking experience in portfolio credit management.

           The following tables present activity in the Bank's allowances for estimated loan losses and estimated real estate losses during the nine months ended March 31, 1998 and 1997:


                                                          Nine Months Ended March 31,
                                                          ---------------------------
                                                         1998                   1997
                                                         ----                   ----
                                                            (Dollars In Thousands)
Allowance for Loan Losses:
Balance at June 30                                     $ 4,780                $ 3,068
   Allowance acquired from PSSB                             --                  2,963
    Loan chargeoffs:
           Residential real estate                        (446)                  (674)
          Multifamily real estate                         (197)                   (26)
          Commercial real estate                          (313)                   (70)
          Construction                                      --                   (217)
          Land/Lots                                       (288)                  (154)
          Consumer                                        (160)                   (14)
          Commercial business                              (90)                    --
                                                       -------                -------
     Total chargeoffs                                   (1,494)                (1,155)
     Loan recoveries                                        --                     --
     Provision for estimated loan losses                 2,700                    309
                                                       -------                -------
Balance at March 31                                    $ 5,986                $ 5,185
                                                       =======                =======


                                                       ===============================


                                                       March 31,              June 30,
                                                       ---------              --------
                                                            1998                 1997
                                                            ----                 ----
Allowance for estimated loan losses as a percent of
     nonperforming loans                                155.45%                 91.63%
Allowance for estimated loan losses as a percent of
     gross loans receivable net of loans in process       1.00%                  0.97%


                                                                                Nine Months Ended March 31,
                                                                                ---------------------------
                                                                               1998                   1997
                                                                              -------                -------
                                                                                  (Dollars In Thousands)
Valuation Allowances : Real Estate Acquired Through Foreclosure
Balance at June 30                                                            $ 1,020                $   381
   Allowance acquired from PSSB                                                     0                    491
   Net chargeoffs                                                              (1,313)                  (119)
   Provision to increase valuation allowances                                     939                     65
                                                                              -------                -------

Balance at March 31                                                           $   646                $   818

Valuation Allowances : Real Estate-Development
Balance at June 30                                                            $   577                $ 1,536
   Net chargeoffs                                                                (577)                (1,008)
   Provision to increase valuation allowances                                       0                     49
                                                                              -------                -------
Balance at March 31                                                           $     0                $   577
TOTAL VALUATION ALLOWANCES FOR REAL ESTATE                                    $   646                $ 1,395
                                                                              =======                =======

           Loan charge-offs and provisions to increase valuation allowances on foreclosed real estate during fiscal 1998 were concentrated in credits obtained in conjunction with the acquisition of PSSB. The ratio of allowance for estimated loan losses to nonaccrual loans increased from 91.63% at June 30, 1997 to 155.45% at March 31, 1998 due to a decline in nonaccrual loans from $5.2 million to $3.9 million, combined with an increase in the allowance for estimated loan losses from $4.8 million to $6.0 million. The ratio of allowance for estimated losses to gross loans receivable net of loans in process rose from 0.97% at June 30, 1997 to 1.00% at March 31, 1998, as the Company expanded its reserve balances in proportion to the growth in the loan portfolio. At March 31, 1998, 74.9% of the Bank's gross loan portfolio was comprised of residential real estate loans, while 97.0% of the gross loan portfolio was composed of loans secured by real estate.

           The Company exited the real estate development business during the first half of fiscal 1998 after selling the final two projects at a nominal gain. The Company's inventory of foreclosed properties and repossessed consumer assets at March 31, 1998 is summarized in the following table. During the three and nine months ended March 31, 1998, the Company recognized $379,000 and $939,000, respectively, in post acquisition writedowns, primarily in order to speed the liquidation of the remaining problem assets acquired through PSSB.

       Real Estate Acquired By Foreclosure and Repossessed Consumer Assets
                                 March 31, 1998

(Dollars In Thousands)
                                                Gross         Valuation              Net         Percent
Type Of Property                              Balance          Reserves          Balance        Of Total
----------------                              -------          --------          -------        --------

Residential 1 - 4 Units                         $ 972              $110            $ 862           53.9%
Multifamily more than 4 Units                       0                 0                0            0.0%
Commercial / Industrial                           498               123              375           23.5%
Land / Developed Lots                             755               413              342           21.4%
Repossessed Consumer Assets                        19                 0               19            1.2%
                                           ----------        ----------      -----------        --------
   Total                                       $2,244             $ 646           $1,598          100.0%

           The Bank accounts for real estate owned through foreclosure at fair market value upon acquisition, and management believes that adequate valuation reserves have been established based upon current market conditions. At March 31, 1998, approximately $431,000 in foreclosed real estate was in escrow under contract for sale. However, management can offer no assurances regarding whether and when such escrows will close.

Comparison Of Operating Results For The Three Months And Nine Months Ended March 31, 1998 and March 31, 1997

General

           The Company reported a net loss of $464,000 for the third quarter of fiscal 1998, compared to $357,000 in net income for the three months ended March 31, 1997. Basic and diluted loss per share were $0.07 for the three months ended March 31, 1998, while basic and diluted earnings per share were $0.06 for the quarter ended March 31, 1997. The loss for the most recent quarter resulted from significantly higher provisions for estimated loan losses.

           The Company reported net income of $765,000 for the nine months ended March 31, 1998, compared to net earnings of $1.5 million for the same period the prior fiscal year, excluding the prior year impact of the one time assessment to recapitalize the SAIF. Including the non-recurring assessment, the Company reported a loss of $1.3 million for the nine months ended March 31, 1997. Basic and diluted earnings per share for the nine months ended March 31, 1998 were $0.12, compared to basic and diluted earnings per share of $0.24 for the prior fiscal year excluding the impact of the SAIF assessment. With the SAIF special assessment included, the Company reported basic and diluted loss per share of $0.20 for the nine months ended March 31, 1997.

           The Company's earnings during the current fiscal year have been unfavorably impacted by significantly higher provisions for estimated credit losses and by increased losses from real estate operations. These unfavorable factors have more than offset improvements in a number of areas of the Company's financial performance, including increased net interest income and greater non-interest income. The various components of the Company's financial performance are discussed in greater detail in the sections which follow.

           When reviewing results for the nine months ended March 31, 1998 for current and prior fiscal years, it is important to note that the prior fiscal year included about two quarters' impact of the PSSB acquisition, versus a full three quarters' effect in the current fiscal year. Due to the timing of the PSSB purchase and the growth experienced by the Company in recent quarters, the Company maintained a greater average balance sheet during the nine months ended March 31, 1998 than in the prior year, somewhat offset by the impact of the additional costs associated with operating a larger financial institution.

Net Interest Income

           Net interest income for the quarter ended March 31, 1998 was $6.5 million, up 13.0% from $5.7 million for the same quarter the year before. Net interest income for the nine months ended March 31, 1998 was $18.7 million, up 13.2% from $16.5 million for the same period the previous fiscal year. The Company's net interest margin on average total assets improved to 2.41% during the quarter ended March 31, 1998, exceeding the 2.31% realized during the same quarter in fiscal 1997. For the nine months ended March 31, 1998, the Company's net interest margin on average total assets was 2.35%, ahead of the 2.30% registered for the same period the prior fiscal year. The Company's improvement in net interest income during the quarter ended March 31, 1998 was achieved despite:

1. a reduction in the Company's net liability sensitivity in conjunction with the Bank's interest rate risk management program (see "Interest Rate Risk Management And Exposure")

2. a challenging market environment stemming from the relatively flat and low yield curve, which presents multiple unfavorable impacts upon primarily portfolio lenders such as the Company:

           A. an increase in prepayment rates on loans and securities, with a majority of the security and purchased loan positions maintained at a premium to par, including the portfolio of loans added in conjunction with the PSSB acquisition and recorded under purchase accounting

           B. diminished customer demand for new adjustable rate originations in favor of fixed rate products, resulting in both constrained variable rate loan volume and curtailed pricing margins

           C. less net interest income resulting from the Company's net liability sensitive position due to the relatively small rate differentials present in the Treasury yield curve

           During the most recent quarter, the above unfavorable factors were offset by the Company's progress in deposit mix and pricing, enhanced cash management, and reduced drag from non-earning assets. The Company's average spreads on total assets during fiscal 1998 would have been higher if not for the maintenance of several short term investment positions which generated additional nominal net interest income, but reduced the average effective spread. The Company's ratio of average interest earning assets to average interest bearing liabilities improved from 1.07 during the third quarter of fiscal 1997 to 1.09 during the most recent quarter due to:

- the Company's continued amortization of intangible assets (see "Intangible Assets")

-          growth in demand deposits

-          a decline in non-performing assets

-          an increase in capital

           Average interest earning assets increased from $901.3 million during the nine months ended March 31, 1997 to $1,009.3 million during the same period in fiscal 1998, reflecting both the impact of the PSSB acquisition and the Company's internally generated balance sheet growth.

Interest Income

           Interest income increased 9.1% from $17.1 million during the quarter ended March 31, 1997 to $18.6 million during the three months ended March 31, 1998, as increased interest on loans and mortgage backed securities was only partially offset by a decline in interest and dividends on investment securities which stemmed from the Company's selling longer term, fixed rate, relatively high coupon investment securities in conjunction with its interest rate risk management program. Interest income for the nine months ended March 31, 1998 totaled $55.6 million, up 12.7% from the $49.4 million reported for the same period during the prior fiscal year, with the acquisition of PSSB contributing to the increase.

           Interest income on loans increased from $9.0 million during the three months ended March 31, 1997 to $11.4 million during the quarter ended March 31, 1998, as the average balance of loans outstanding during the most recent quarter was $592.5 million, up 30.4% from the same quarter one year prior. The favorable effect of this increase in average loan balances was somewhat offset by a decline in the average rate earned on loans, from 7.94% during the fiscal 1997 period to 7.70% during the fiscal 1998 period. This decline in average rate stemmed in part from the surge in refinance activity which occurred during the three months ended March 31, 1998. Consequently, many of the Company's higher yielding adjustable rate loans were refinanced with lower yielding fixed rate loans, a significant portion of which the Company sells into the secondary market. In addition, the Company's loan mix continued to heavily emphasize comparatively lower yielding residential mortgages, with 74.9% of the loan portfolio's gross principal balance at March 31, 1998 comprised of residential mortgages.

           For the nine months ended March 31, 1998, interest income on loans totaled $31.9 million, up 38.0% from the same period the prior year. Significant increases in average balances outstanding were augmented by a 12 basis point rise in average rate to generate the 38.0% increase.

           Interest income on mortgage backed securities rose from $3.8 million during the quarter ended March 31, 1997 to $4.7 million during the most recent quarter, as an increase in average balance from $230.7 million to $293.7 million was sufficient to offset a decline in average rate from 6.58% to 6.40%. Over the past two years, the Company has sold a substantial portion of its long term, fixed rate mortgage backed securities portfolio, with new purchases focusing upon adjustable rate and low duration fixed rate mortgage backed securities. In addition, during the most recent quarter, prepayment speeds on the Company's mortgage backed securities portfolio increased significantly, accelerating premium amortization and thereby constraining effective yield. This was, for example, evident in the Company's $148.2 million par value portfolio of GNMA II ARMs, where prepayment speeds rose significantly despite the seasoning of the portfolio.

           For the nine months ended March 31, 1998, interest on mortgage backed securities totaled $14.2 million, up 10.7% from $12.8 million during the same period the prior fiscal year, as the effect of increases in average volumes more than offset a decline in average rate.

           Interest income on investment securities for the three months ended March 31, 1998 was $2.5 million, down from $4.3 million during the same quarter the prior year. Similarly, interest income on investment securities during the nine months ended March 31, 1998 decreased 29.0% versus the same period the prior year. Over the past year, a number of relatively high coupon, long term, fixed rate Agency debentures have been called (in conjunction with lower market interest rates), while the Company has also sold other long term, fixed rate investment securities as part of its interest rate risk management program (see "Interest Rate Risk Management And Exposure"). Somewhat offsetting these factors, the Company has maintained, on average, a more fully invested position, while also utilizing repurchase agreements instead of federal funds sold in order to maximize returns on overnight liquidity.

Interest Expense

           Interest expense rose 7.1% from $11.3 million during the three months ended March 31, 1997 to $12.1 million during the same period for the most recent fiscal year, as increases in interest expense on deposits and borrowings more than offset a decline in net hedging expense. For the nine months ended March 31, 1998, interest expense increased 12.4% versus the same period the prior year, due to an expansion in the average balance sheet resulting from the PSSB acquisition and internal growth.

           Interest expense on deposits increased from $9.9 million during the quarter ended March 31, 1997 to $10.0 million during the most recent quarter, as the average volume of interest bearing deposits rose from $810.1 million to $822.7 million, while the average interest rate paid declined 1 basis point from 4.89% to 4.88%. During the most recent quarter, the Company aggressively pursued building its portfolio of transaction accounts, developing several new business checking products and extensively marketing a tiered, higher rate consumer NOW product with particularly attractive features for those retail customers desiring to maintain relatively high balances in their primary checking account. The Company also implemented "relationship pricing", whereby those customers conducting a broader range of business with the Bank can benefit from more attractive CD pricing. In conjunction with these efforts, the Company altered its base CD pricing toward approximately the market median. As a result of these multiple initiatives, the Bank's weighted average cost of deposits (including non-interest bearing deposits) has declined as follows:

           September 30, 1997             4.83%
           December 31, 1997              4.76%
           March 31, 1998                 4.70%

           For the nine months ended March 31, 1998, interest expense on deposits rose to $30.8 million from $28.0 million during the same period the prior fiscal year. The average balance of interest bearing deposits rose from $776.5 million during the first nine months of fiscal 1997 to $821.8 million during the similar period in the current fiscal year, while the average rate rose from 4.81% to 5.00%.

           Interest expense on borrowings increased from $679,000 during the three months ended March 31, 1997 to $1.7 million during the most recent quarter, as the average balance of borrowings rose from $55.0 million to $115.0 million, while the average rate climbed from 4.94% to 5.85%. During the 1998 fiscal year, the Company has increased its use of both short term borrowings (to fund short term security positions) and longer term borrowings (to fund loan portfolio growth) as a means of generating increased net interest income.

           For the nine months ended March 31, 1998, interest expense on borrowings totaled $4.8 million, versus $2.5 million during the same period the prior fiscal year. Consistent with the results for the most recent quarter, average balances rose from $63.3 million to $107.5 million, while the average rate increased from 5.28% to 5.90%.

           Net interest expense of hedging transactions declined from $762,000 during the three months ended March 31, 1997 to $421,000 during the most recent quarter. For the nine months ended March 31, 1998, net interest expense on hedging transactions declined to $1.4 million, compared to $2.3 million during the same period the prior fiscal year. The conclusions of amortization periods for the deferred losses associated with terminated interest rate swaps have been accretive to the Company's reported net interest income in recent periods. At March 31, 1998, the Company maintained $445,000 in deferred losses associated with terminated interest rate swaps, with these losses scheduled to conclude amortizing on November 21, 1998. In addition, the Company's two active interest rate swaps, with a notional principal balance of $35.0 million, mature in January 1999. Therefore, effective commencing in February 1999, the Company's annualized net interest margin on total assets should improve by approximately 15 basis points due to the elimination of the interest rate swaps, all else held constant.

Provision For Estimated Loan Losses

           The provision for estimated loan losses totaled $2.3 million during the quarter ended March 31, 1998, versus $101,000 recorded during the third quarter of fiscal 1997. Provision for estimated loan losses for the nine months ended March 31, 1998 was $2.7 million, compared to $309,000 charged against income during the first nine months of the prior fiscal year. The significantly greater provisions in the current fiscal year were a result of:

- the need for expanded general reserves in conjunction with a significantly increased loan portfolio and in light of peer financial institution credit experience and reserve levels

- higher charge-offs, with such charge-offs disproportionately stemming from the portfolio of loans acquired through the PSSB purchase

- deterioration in individual credits, primarily secured by income property and land, leading to the need for greater specific reserves

The Company's ratio of allowances for estimated loan losses as a percent of non-accrual loans rose from 91.63% at prior fiscal year end (June 30, 1997) to 155.45% at March 31, 1998. Management anticipates recording additional, but more normalized, provisions for estimated loan losses in future periods in conjunction with both ongoing operations and the implementation of the strategic plan. Those aspects of the strategic plan which will particularly impact future levels of provisions for estimated loan losses include, but are not limited to:

- planned continued growth in the loan portfolio and increases in the Company's ratio of loans to deposits

-          changes in the loan portfolio mix, especially those aimed at:

                     - improving net interest spreads
                     - reducing the Company's exposure to increases in general
                       market interest rates
                     - enhancing the Company's support of small businesses in
                       the communities it serves

- the need to maintain a strong reserve position in support of the Company's evolution into a community based financial services firm serving a more diversified clientele with a broader array of credit products

Other Income & Expense

           Other income & expense improved from $78,000 in expense during the quarter ended March 31, 1997 to $123,000 in income during the most recent quarter, as:

- Deposit related fee income for the quarter ended March 31, 1998 was $640,000 up 69.3% from $378,000 for the same quarter a year earlier. During the most recent quarter, the Company bolstered fee income by commencing surcharging non-Bank customer use of its ATM's and by continuing to expand the Bank's portfolio of transaction deposit accounts.

- During the quarter ended March 31, 1998, the Company sold its merchant bankcard portfolio, generating a pre-tax gain of $200,000. The Company will continue to provide merchant bankcard services to existing and future customers through a third party relationship, with the Company earning fee income from new merchant bankcard accounts without the associated operational overhead and exposure to potential losses.

- The net loss from real estate operations for the quarter ended March 31, 1998 was $312,000, compared to a net loss of $54,000 for the same quarter the previous year. The increased losses from real estate operations in the current fiscal year primarily resulted from aggressive efforts to dispose of troubled assets acquired in conjunction with the purchase of PSSB.

- Net gains on loans held for sale rose from $10,000 during the third quarter of fiscal 1997 to $56,000 during the most recent quarter due to an expansion in the Company's mortgage banking operation, combined with increased customer demand for fixed rate mortgages given 30 year interest rates in the 7% range.

- During the quarter ended March 31, 1998, the Company recognized an impairment writedown on a FNMA interest only strip security which was acquired many years ago. This security is backed by relatively high coupon mortgages, which have increased in prepayment speed in conjunction with the lower general market interest rates applicable to much of fiscal 1998. The Company's remaining investment in this security at March 31, 1998 was $153,000.

           Other income & expense for the nine months ended March 31, 1998 totaled $204,000 in expense, versus income of $807,000 during the same period the prior fiscal year. In addition to those factors detailed above for the most recent quarter, other key components of the change in fiscal year to date results included:

- Net gains on the sale of available for sale securities declined from $1.0 million in fiscal 1997 to $62,000 during the current fiscal year, as the Company sold a large volume of longer term, fixed rate mortgage backed securities during the prior fiscal year in conjunction with its interest rate risk management program and in order to generate funds for reinvestment into loans and other more interest rate sensitive assets.

- Amortization of intangible assets totaled $1.8 million in fiscal 1998, versus $1.4 million the prior fiscal year, due to the timing of the PSSB acquisition.

           General & Administrative Expenses

           General & administrative expenses for the quarter ended March 31, 1998 were $5.1 million, up 4.3% from $4.9 million for the same quarter the prior fiscal year. A significant portion of this increase was caused by $172,000 in employee related restructuring costs during the most recent quarter, as the Company eliminated several upper level management positions, hired a new Chief Credit Officer, and moved to strengthen both sales and operations effectiveness by restructuring or turning over a number of other positions.

           General & administrative expenses for the nine months ended March 31, 1998 totaled $14.5 million, up slightly from $14.4 million during the same period the previous year. The latter figure does not include the $4.8 million pre-tax charge for the FDIC assessment to recapitalize the SAIF. With that charge included, the Company's general & administrative expenses for the nine months ended March 31, 1997 were $19.1 million. General & administrative expenses for the nine month period in the current fiscal year include the impact of the PSSB acquisition throughout the period, while prior fiscal year to date figures include only about six months of the operating costs associated with four additional full service branches, a significantly increased deposit portfolio, and an expanded lending territory. General & administrative expenses during the nine months ended March 31, 1997 included certain non-recurring costs associated with the integration of PSSB, including check printing expenses and various costs for services provided by outside professionals and vendors.

           The ratio of general & administrative expenses to average assets declined from 1.97% during the quarter ended March 31, 1997 to 1.90% during the most recent three months. This improvement was also reflected in the Company's efficiency ratio, which declined from 87.79% for the third quarter of fiscal 1997 to 79.94% for the same period in fiscal 1998. When comparing the Company's efficiency ratio to industry averages or peer financial institutions, it is important to isolate the unfavorable effects of the active and terminated interest rate swaps, net losses from real estate operations, and the amortization of intangible assets, as these factors do not directly reflect upon the effectiveness of the core banking operation. Excluding the aforementioned three factors, the Company's efficiency ratio during the most recent quarter was 64.37%.

           During the current fiscal year, the Company has implemented a broad series of initiatives targeted at improving productivity and lowering its efficiency ratio while still providing the caliber of customer service which differentiates community banks from large money center or super regional institutions. Such initiatives executed during the most recent three months included:

- The reduction of excess real estate through the consolidation of operating departments and the sub-lease or sale of vacated space. At March 31, 1998, the Company was under contract to sell one of its administrative buildings at a nominal gain, with such sale projected to decrease ongoing operating expenses.

- A significantly enhanced program for the sale of alternative investment products (non-FDIC insured) was implemented. The Company now offers a broader range of fixed annuities, mutual funds, and variable annuities to its customers.

- The Bank made greater use of its enhanced ACH origination capability, replacing paper checks and other manual processes with far more efficient automated transactions.

- Foreign banknote exchange services were introduced at all 19 branch locations, with the intention to target market to the many foreign "snowbirds" who spend each winter in the Company's market areas.

-          The Company processed its first loan payments via lockbox services.
           The future expansion of this program should both reduce operating costs and minimize lost float.

- Transit settlement operations and overnight investment programs were fine-tuned to maximize the amount interest income realized in conjunction with the Company's role as a payment processor.

- Branch staffing levels were adjusted to better correlate employee availability with peaks in customer activity, thereby reducing overall cost while augmenting customer service.

           Management is continuing to pursue multiple avenues for further improving the Company's long term efficiency ratio, with several additional initiatives slated for introduction and / or expansion during the fourth quarter of fiscal 1998. These initiatives address both bolstering revenues from client services and reducing operating expenses, particularly fixed operating costs and those associated with administrative functions. The Company is also investigating a series of future product and service delivery options, from different types of physical facilities to various electronic alternatives. As presented in the Company's May 7, 1998 press release, the implementation of certain of these strategic initiatives is likely to generate up front costs.

           Moreover, in conjunction with the initiatives described above, and the development of a more robust sales organization, the Company is experiencing increases in certain operating costs, including those associated with establishing the staffing, physical plant, and technology foundations for expanded volume and new product delivery. There can be no assurances regarding the range of additional initiatives which might be implemented, the degree of success to be realized from such initiatives, or the future trends in the Company's operating costs and efficiency ratio.

Income Taxes

           Income tax expense decreased from $312,000 during the quarter ended March 31, 1997 to a benefit of $327,000 for the most recent three months due to changes in pre-tax income. Fiscal 1998 year to date income tax expense totaled $544,000, versus a benefit of $834,000 during the nine months ended March 31, 1997, also due to changes in pre-tax income. The Company's nominal tax rates remained substantially unchanged between current and prior fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           For a discussion of the nature and extent of market risk exposures, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management and Exposure".

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

           The Company is not involved in any material pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such other routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2. Changes in Securities

           None.

Item 3. Defaults Upon Senior Securities

           Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

           None.

Item 5. Other Information

            Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

           A.  Exhibits

                     (27) Financial Data Schedule

           B.  Reports on Form 8-K

                     The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES



                               Pursuant to the requirements of The Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                 HF BANCORP INC.
                                                                    (Registrant)

Date: May 12, 1998                          By: /s/ Richard S. Cupp
                                               --------------------
                                                    Richard S. Cupp
                                                    President
                                                    Chief Executive Officer



Date: May 12, 1998                          By: /s/ Mark R. Andino
                                               -------------------
                                                    Mark R. Andino
                                                    Vice President
                                                    Treasurer