Form 10-K405
period 1998-06-30
HF BANCORP INC
filed 1998-09-17
CIK 941547

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-25722

                                HF BANCORP, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

            DELAWARE                                   33-0576146
   (State Or Other Jurisdiction             (I.R.S. Employer Identification No.)
Of Incorporation Or Organization)

                 445 E. FLORIDA AVENUE, HEMET, CALIFORNIA 92543
          (Address Of Principal Executive Offices, Including Zip Code)

                                 (909) 658-4411
              (Registrant's Telephone Number, Including Area Code)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NOT APPLICABLE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title Of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The registrant had 6,388,983 shares of common stock outstanding as of September 1, 1998.

        The aggregate market value of the voting stock held by "non-affiliates" of the registrant (i.e., persons other than the directors and executive officers of the registrant) was $79,602,687 based upon the last sales price as quoted on NASDAQ for September 1, 1998.

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

        THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE FILED WITHIN 120 DAYS OF THE FISCAL YEAR ENDED JUNE 30, 1998 WILL BE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                HF BANCORP, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                          PAGE
                                                                                          ----
Item 1.   Introduction................................................................      1
                   Description of Business............................................      2
                   General............................................................      2
                   Market Area and Competition........................................      4
                   Employees..........................................................      5
                   Effect of Governmental Policies....................................      5
                   Regulation and Supervision.........................................      5
                   Year 2000 Compliance...............................................      7
                   Capital Requirements and Capital Categories........................      7
                   Safety and Soundness Standards.....................................     10
                   Potential Enforcement Actions......................................     10
                   Premiums for Deposit Insurance.....................................     11
                   Branching..........................................................     11
                   Transactions with Related Parties..................................     12
                   Community Reinvestment Act.........................................     12
                   Qualified Thrift Lender Test.......................................     12
                   Limitation on Capital Distributions................................     13
                   Liquidity..........................................................     13
                   Restrictions on Investments and Loans..............................     13
                   Classification of Assets...........................................     14
                   Federal Home Loan Bank System......................................     15
                   Federal Reserve System.............................................     15
                   Federal Securities Laws............................................     16
                   Non Banking Regulation.............................................     16
                   Taxation...........................................................     17
                   Financial Industry Reform Legislation..............................     18
                   Credit Union Legislation...........................................     18
                   Federal Home Loan Bank System Legislation..........................     18
                   Factors that May Affect Future Results.............................     18
                   Executive Officers of the Registrant...............................     20

Item 2.   Properties..................................................................     21

Item 3.   Legal Proceedings...........................................................     22

Item 4.   Submission of Matters to a Vote of Security Holders.........................     22

                                     PART II

Item 5.   Market for the Common Stock and
                   Related Stockholder Matters........................................     22

Item 6.   Selected Consolidated Financial and Other Data of the Company...............     23

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations
                   Forward Looking Statements........................................      25
                   Overview..........................................................      25
                   Business Strategy..................................................     27
                   Analysis of the Results of Operations..............................     28
                   Overview...........................................................     28
                   Restructuring Charges..............................................     28
                   Net Interest Income...............................................      29
                   Asset / Liability Management and Interest Rate Risk...............      33

Item 7A.  Quantitative and Qualitative Disclosures of Market Risks...................      35

                   Provision for Estimated Loan Losses...............................      38
                   Other Income / Expense............................................      39
                   Subsidiary Activities.............................................      40
                   General & Administrative Expenses.................................      40
                   Income Taxes......................................................      41
                   Analysis of Financial Condition...................................      42
                   Overview..........................................................      42
                   Cash and Cash Equivalents.........................................      42
                   Investment and Mortgage-Backed Securities.........................      42
                   Loans..............................................................     44
                   Credit Quality....................................................      50
                   Deposits...........................................................     53
                   Borrowings.........................................................     55
                   Liquidity..........................................................     55
                   Stockholders' Equity...............................................     56
                   Capital Resources.................................................      56
                   Off Balance Sheet.................................................      56
                   Year 2000 Issue...................................................      57
                   Impact of Inflation & Changing Prices.............................      58
                   Recent Accounting Pronouncements..................................      58

Item 8.   Financial Statements and Supplementary Data.................................     59

Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure....................................................    109


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........................    109
Item 11.  Executive Compensation......................................................    109
Item 12.  Security Ownership of Certain Beneficial Owners and Management..............    109
Item 13.  Certain Relationships and Related Transactions..............................    109

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............    109

                                  INTRODUCTION

        In addition to historical information, this document includes certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, the possible results from restructuring certain aspects of the Company, potential future credit experience, and statements regarding the Company's mission and vision. These forward looking statements are based upon current management expectations, and therefore may involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by the forward looking statements due to a wide range of factors, including, but not limited to:

-       vacillation in general economic conditions

-       legislative and regulatory changes

-       monetary and fiscal policies of the federal government

- changes in tax policies, rates and regulations of federal, state, and local tax authorities

-       fluctuations in interest rates and the term structure of interest rates

-       variation in the cost of funds

-       changes in demand for the Company's products and services

-       actions by competitors

- changes in the composition of the Company's loan and investment portfolios

-       variation in the credit quality of the Company's assets

-       alterations in accounting principles, policies, or guidelines

- the Company's ability to successfully implement its strategic plan and achieve improvements in financial performance

- changes in other economic, competitive, government, and technological factors

Further description of the risks and uncertainties to the Company and its business are presented in "Item 1. Description Of Business -- Factors That May Affect Future Results".

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


GENERAL

        H.F. Bancorp, Inc. (referred to herein on an unconsolidated basis as "HFB" and on a consolidated basis as the "Company") is a savings and loan holding company incorporated in the State of Delaware that was organized in 1995 for the purpose of acquiring all of the capital stock of Hemet Federal Savings & Loan Association (the "Bank") upon its conversion from a federally chartered mutual savings association to a federally chartered stock savings association. On June 30, 1995, the Company completed its sale of 6,612,500 shares of common stock, and used approximately 50% of the $51.1 million in net proceeds to purchase all of the Bank's common stock issued in the Bank's conversion to stock form. This business combination was accounted for at historical cost in a manner similar to a pooling of interests.

        HFB's principal business is to serve as a holding company for the Bank and for other banking or banking related subsidiaries which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiaries, HFB's principal sources of funds are its existing capital and assets, and future dividends paid by and other funds advanced from its subsidiaries. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to HFB (see "Item 1. Description of Business -- Supervision and Regulation"). HFB's common stock is listed on the Nasdaq National Market ("NASDAQ") under the symbol "HEMT".

        At June 30, 1998, the Company had $1.05 billion in total assets, $581.2 million in total net loans receivable, and $866.7 million in total deposits. The Company is subject to regulation by the Office Of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC"), and the Securities and Exchange Commission ("SEC"). The principal executive offices of the Company and the Bank are located at 445 East Florida Avenue, Hemet, California, 92543, telephone number (909) 658-4411, toll free (800) 540-4363, facsimile number
(909) 925-5398. The Company may also be contacted via electronic mail at:
CORPINFO@HEMETFED.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposit accounts are insured by the FDIC through the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law.

        On September 27, 1996, the Bank consummated the acquisition of Palm Springs Savings Bank ("PSSB") by purchasing, for cash, 1,131,446 shares of PSSB common stock for $16.3 million. The acquisition was accounted for under purchase accounting guidelines and therefore generated intangible assets (see Note 21 to the Consolidated Financial Statements).

        On June 21, 1996, the Bank entered the Northern San Diego County market through the purchase of three branch offices and the assumption of deposit liabilities totaling $185.2 million from Hawthorne Savings Bank. In conjunction with the purchase, the Bank generated a core deposit intangible of $6.6 million, or 3.6% of the deposits assumed. (see Note 21 to the Consolidated Financial Statements).

        The consolidated financial statements include the accounts of HF Bancorp, Inc., and its wholly owned subsidiary Hemet Federal Savings & Loan Association, and the Bank's wholly owned subsidiary, First Hemet Corporation. First Hemet Corporation engages in trustee services for the Bank, and receives commissions from the sale of insurance related and other non-FDIC insured products. All material intercompany transactions, profits, and balances have been eliminated.

        The Company conducts business from nineteen branch offices, one stand-alone loan production office (planned to commence in the fourth quarter of calendar 1998), and one centralized loan servicing center, located as follows:

Greater Hemet / San Jacinto Valley Area
---------------------------------------
Hemet   - Diamond Valley (planned October 31, 1998 consolidation into
        Hemet-West)
Hemet   - Downtown (Main Office)
Hemet   - East
Hemet   - Sanderson (Loan Service Center)
Hemet   - West
Idyllwild
San Jacinto

Northern San Diego County                   Coachella Valley
-------------------------                   ----------------
Oceanside                                   Cathedral City
Rancho Bernardo                             Desert Hot Springs
Vista                                       Palm Springs
                                            Rancho Mirage (planned relocation to
                                            Palm Desert in late calendar 1998)

Greater City Of Riverside Area              Southwestern Riverside County
------------------------------              -----------------------------
Arlington                                   Canyon Lake
Canyon Crest                                Murrieta
Tyler Mall                                  Sun City

Orange County
-------------
La Palma (Loan Production Office planned for fourth quarter calendar 1998 opening)

        In addition, the Company supports its customers through 24 hour telephone banking and ATM access through an array of networks including STAR, CIRRUS, PLUS, and NOVUS.

        Through its network of banking offices, the Bank emphasizes personalized service focused upon two primary markets: households and small businesses. The Bank offers a wide complement of lending products, including:

- a broad array of residential mortgage products, both fixed and adjustable rate
- consumer loans, including home equity lines of credit, auto loans, and personal lines of credit
-       specialized financing programs to support community development
-       mortgages for multifamily real estate
-       commercial real estate loans
-       construction lending
- commercial loans to businesses, including both revolving lines of credit and term loans

        The Bank also provides an extensive selection of deposit instruments. These include:

-       multiple checking products for both personal and business accounts
-       various savings accounts, including those for minors
-       tiered money market accounts
-       tax qualified deposit accounts (e.g. IRA's)
- a broad array of certificate of deposit products, with terms from 7 days to 7 years


        Through its First Hemet Corporation subsidiary, the Bank also provides mortgage life insurance, fire insurance, and a wide selection of mutual funds and fixed and variable annuities.

        The Bank also supports its customers by functioning as a federal tax depository, providing access to merchant bankcard services, selling and purchasing foreign banknotes, and supplying various forms of electronic funds transfer. In future periods, the Company plans to commence providing debit cards, credit cards, and Internet banking.

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

        The Company's revenues are primarily derived from interest on its loan and mortgage backed securities portfolios, interest and dividends on its investment securities, and fee income associated with the provision of various customer services. Interest paid on deposits and borrowings constitutes the Company's largest type of expense. The Company's primary sources of funds are deposits, principal and interest payments on its asset portfolios, and various sources of wholesale borrowings including FHLB advances and reverse repurchase agreements. The Company's most significant operating expenditures are its staffing expenses and the costs associated with maintaining its branch network.

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

MARKET AREA AND COMPETITION

        The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result of:

- changes in regulation, technology, and product delivery systems, whereby the Bank must compete with both (i) in-market entities and (ii) remote entities soliciting customers via electronic means

- the accelerating pace of consolidation among financial institutions and the continuing mergers among commercial and investment banks

-       the growth of non bank financial services providers

        The Bank competes for loans, deposits, and customers for financial services with commercial banks, savings & loans, credit unions, thrift & loans, securities and brokerage companies, mortgage companies, insurance firms, finance companies, mutual funds, and other non bank service providers. Many of these competitors are much larger than the Bank in total assets, market reach, and capitalization; and enjoy greater access to capital markets and can offer a broader array of products and services than the Bank can currently legally furnish.

        At June 30, 1998, the three banking institutions with the largest market shares in California (Bank of America, Wells Fargo, and Washington Mutual) were each involved in significant mergers which will further increase the size, market penetration, and product breadth of the firms. In addition, a number of smaller, though still relatively large, financial institutions in the Company's market areas are merging, most notably California Federal and Glendale Federal, which itself recently acquired Redlands Federal and Cen Fed. Once these mergers are completed, the Company may face increased competition. On the other hand, these mergers present an opportunity for the Company to attract customers who become disaffected with branch closings, changes in personnel, alterations in product availability and pricing, and other unfavorable effects on customer service which often follow financial institution mergers.

        In order to compete with other financial services providers, the Bank relies upon local community involvement, personal service and the resulting personal relationships of its staff and customers, and the development and sale of specialized products and services tailored to meet its customers' needs.

EMPLOYEES

        As of June 30, 1998, the Company had 295 total employees, equal to 268 full-time equivalents. Of these 295 employees, 218 were full-time, 49 were part-time, and 28 were peak-time. Over the past year, the Company has emphasized flex-time, peak-time, and part-time work hours in order to better match employee resources with business activity. None of the Company's employees are represented by a collective bargaining unit. The Company considers its employee relations to be satisfactory.

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

        The regulatory structure provides the supervisory authorities with extensive discretion across a wide range of the Company's operations, including, but not limited to:

-       loss reserve adequacy
-       capital requirements
-       credit classification
-       limitation or prohibition of dividends
-       assessment levels for deposit insurance and examination costs
-       permissible branching

        Any change in regulatory requirements or policies, whether by the OTS, the FDIC, the FRB, or Congress, could have a material adverse impact on the Company.

Holding Company Regulation

        HFB is a non diversified unitary savings & loan holding company within the meaning of the HOLA. As such, HFB will generally not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). However, a number of potential laws are being debated in Congress which could significantly alter the business and regulatory environment in which HFB and its subsidiaries may operate (See "Item 1. Financial Industry Reform Legislation").

        Upon any non supervisory acquisition by the Company of another savings institution or savings bank which meets the QTL test and is deemed to be a savings institution by the OTS, the Company could then become a multiple savings & loan holding company (if the acquired institution is maintained as a separate subsidiary), and would then be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings & loan holding company and its non FDIC insured subsidiaries primarily to those activities permissible for bank holding companies under
Section 4(c)(8)of the Bank Holding Company Act ("BHCA") and certain other activities authorized by OTS regulations.

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

YEAR 2000 COMPLIANCE

        In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. The FFIEC has highly prioritized Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems when the new century results in two digit dates for the year being below the prior year's value. The FFIEC statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Year 2000 Issue. The federal banking agencies have been conducting Year 2000 compliance examinations, and the failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The OTS has established an examination procedure which contains three categories of ratings:
"Satisfactory", "Needs Improvement", and "Unsatisfactory". Institutions that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account Year 2000 compliance programs when reviewing applications and may deny an application based on Year 2000 related issues.

CAPITAL REQUIREMENTS AND CAPITAL CATEGORIES

        FIRREA Capital Requirements. OTS capital regulations, as mandated by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), require savings institutions to meet three minimum capital standards (as defined by applicable regulations):

-       a 1.5% tangible capital ratio
-       a 3.0% leverage (core) capital ratio
-       an 8.0% risk-based capital ratio

        The capital standards applicable to savings institutions must be no less stringent than those for national banks. In addition, the prompt corrective action ("PCA") standards discussed below also establish, in effect, the following minimum standards:

-       a 2.0% tangible capital ratio
- a 4.0% leverage (core) capital ratio (3.0% for institutions receiving the highest regulatory rating under the CAMELS rating system)
-       a 4.0% Tier One risk based capital ratio

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

        Tangible capital is composed of:

-       common stockholders' equity (including retained earnings)
-       certain noncumulative perpetual preferred stock and related earnings
-       minority interests in equity accounts of consolidated subsidiaries less:
        -----
-       intangible assets other than certain asset servicing rights
- investments in and loans to subsidiaries engaged in activities as principal, not permissible for a national bank
- deferred tax assets as defined under Statement of Financial Accounting Standards ("SFAS") Number 109 - "Accounting for Income Taxes" in excess of certain thresholds

        Core capital consists of tangible capital plus various adjustments for certain intangible assets. At June 30, 1998 and 1997, the Bank's tangible capital was equivalent to its core capital, as the Bank did not maintain any qualifying adjustments. In general, total assets calculated for regulatory capital purposes exclude those assets deducted from capital in determining the applicable capital ratio.

        The risk based capital standard for savings institutions requires the maintenance of Tier One capital (core capital) and total capital (defined as core capital plus supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of an institution's risk weighted assets, all assets, including certain off balance sheet positions, are multiplied by a risk weight of 0.0% to 100.0%, as assigned by OTS regulations based upon the amount of risk perceived as inherent in each type of asset. The components of supplementary capital include:

-       cumulative preferred stock
-       long term perpetual preferred stock
-       mandatory convertible securities
-       certain subordinated debt
-       intermediate preferred stock
- the general allowance for loan and lease losses, subject to a limit of 1.25% of risk weighted assets

        Overall, the amount of supplementary capital included as part of total capital cannot exceed 100.0% of core capital.

        As disclosed in Note 2 to the Company's audited Consolidated Financial Statements, at June 30, 1998, the Bank exceeded all minimum regulatory capital requirements.

        FDICIA PCA Regulations. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") dictated that the OTS implement a system requiring regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower institution's capital. The OTS has established specific capital ratios under the PCA Regulations for five separate capital categories:

1.      well capitalized
2.      adequately capitalized
3.      under capitalized
4.      significantly under capitalized
5.      critically undercapitalized

        Under the OTS regulations implementing FDICIA, an insured depository institution will be classified in the following categories based, in part, on the following capital measures:

Well Capitalized                                       Under Capitalized
----------------                                       -----------------
Total risk based capital ratio of at least 10.0%       Total risk based capital ratio of less than 8.0%
Tier One risk based capital ratio of at least 6.0%     Tier One risk based capital ratio of less than 4.0%
Leverage ratio of at least 5.0%                        Leverage ratio of less than 4.0%

Adequately Capitalized                                 Significantly Under Capitalized
----------------------                                 -------------------------------
Total risk based capital ratio of at least 8.0%        Total risk based capital ratio of less than 6.0%
Tier One risk based capital ratio of at least 4.0%     Tier One risk based capital ratio of less than 3.0%
Leverage ratio of at least 4.0%                        Leverage ratio of less than 3.0%

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

        As disclosed Note 2 to the Company's Consolidated Financial Statements, at June 30, 1998, the Bank met the requirements to be classified as a "well capitalized" institution under PCA regulations.

SAFETY AND SOUNDNESS STANDARDS

        In addition to the PCA provisions discussed above based on an institution's regulatory capital ratios, FDICIA contains several measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions with inadequate operational and managerial controls. The OTS has established minimum standards in this regard related to:

-       internal controls, information systems, and internal audit systems
-       loan documentation
-       credit underwriting
-       asset growth
-       earnings
-       compensation, fees, and benefits

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

POTENTIAL ENFORCEMENT ACTIONS

        The OTS has primary enforcement responsibility over savings institutions and maintains the authority to bring actions against the institution and all institution affiliated parties, as defined under the applicable regulations, for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, condition imposed in writing by the agency, or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal or prohibition orders against institution affiliated parties, and the imposition of restrictions under the PCA provisions of FDICIA. Federal law also establishes criminal penalties for certain violations. Additionally, a holding company's inability to serve as a source of strength to its subsidiary financial institutions could serve as an ancillary basis for regulatory action against the holding company. Neither HFB, the Bank, or any subsidiaries thereof are currently subject to any enforcement actions.

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

The FDIC currently assesses its premiums based upon the insured institution's position on two factors:

1.      the institution's capital category under PCA regulations
2. the institution's supervisory category as determined by the FDIC based upon supervisory information provided by the institution's primary federal regulator and other information deemed pertinent by the FDIC

The supervisory categories are:
-       Group A: financially sound with only a few minor weaknesses
- Group B: demonstrates weaknesses that could result in significant deterioration
-       Group C: poses a substantial probability of loss

Annual SAIF assessment rates as of July 1, 1998 were as follows:

                          Assessment Rates Effective July 1, 1998  *
                          ---------------------------------------  -
                             Group A     Group B     Group C
                             -------     -------     -------
Well Capitalized                 0           3          17
Adequately Capitalized           3          10          24
Under Capitalized               10          24          27

----------

* Assessment figures are expressed in terms of cents per $100 of assessed deposits.

        During the quarter ended June 30, 1998, the Bank was not assessed any SAIF insurance premiums under the above schedule.

        In addition to the deposit insurance premiums presented in the above table, SAIF insured institutions must also pay FDIC premiums related to the servicing of Financing Corporation ("FICO") bonds which were issued to help fund the federal government costs associated with the savings & loan problems of the late 1980's. At July 1, 1998, the Bank's premium rate for the FICO related payments was 6.1 basis points of assessable deposits per annum.

        The Budget Act passed by Congress prohibits the FDIC from setting premiums under the above risk based schedule above the amount needed to meet the designated reserve ratio (currently 1.25%). The latest statistics released by the FDIC indicate that both the SAIF and the Bank Insurance Fund ("BIF") maintain reserve ratios in excess of the designated ratio. Legislation is being evaluated by Congress which might, among many other events, merge the SAIF and BIF, and thereby present a potential impact upon the Bank's deposit insurance premiums. The Company cannot predict what legislation will be approved, if any, and what the impact of such legislation might be upon the Company.

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

        The Bank's authority to extend credit to executive officers, directors, and 10% shareholders, as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the types and amounts of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. For information concerning loans to executive officers and directors of the Company, please refer to Note 6 to the Consolidated Financial Statements.

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

QUALIFIED THRIFT LENDER TEST

        The qualified thrift lender ("QTL") test requires that, in at least nine out of every twelve months, at least 65% of a savings institution's "portfolio assets", as defined, must be invested in a limited list of qualified thrift investments, including residential mortgages and qualifying mortgage backed securities. Portfolio assets for the QTL test consist of tangible assets minus
(i) assets utilized to satisfy liquidity requirements (subject to certain limitations), and (ii) the value of property used by the institution to conduct its business.

        In 1996, the Economic Growth and Regulatory Paperwork Reduction Act ("EGRPRA") was adopted, amending the QTL test requirements to allow educational loans, small business loans, and credit card loans to count as qualified thrift assets without limit. The EGRPRA also amended the QTL requirements to allow loans for personal, family, or household purposes to count as qualified thrift assets in the reporting category limited to 20.0% of portfolio assets. Finally, EGRPRA provided that as an alternative to the QTL test, thrifts such as the Bank may choose to comply with the Internal Revenue Service's domestic building and loan tax code test. A savings institution which fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1998, the Bank maintained 86.5% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

LIMITATION ON CAPITAL DISTRIBUTIONS

        OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulators separate institutions into three tiers, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At June 30, 1998, the Bank was a Tier 1 Association. On January 7, 1998, the OTS issued a proposed regulation which would alter requirements for and limitations on capital distributions, including a requirement that an institution owned by a holding company give prior notice to the OTS before making a capital distribution even if the institution remained at least adequately capitalized after the distribution.

LIQUIDITY

        Federal regulations currently require savings institutions to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, certain mortgage-related securities, certain mortgage loans with the security of a first lien on residential property, and specified United States Government, state, or federal agency obligations) equal to at least 4% of either (i) the average daily balance of its net withdrawable accounts plus short-term borrowings (the "liquidity base") during the preceding calendar quarter or (ii) the amount of the liquidity base at the end of the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS Director to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of saving institutions. In addition, savings institutions must comply with a general non-quantitative requirement to maintain a safe and sound level of liquidity. For the calculation period including June 30, 1998, the liquidity ratio of the Bank exceeded regulatory requirements.

RESTRICTIONS ON INVESTMENTS AND LOANS

        In addition to those restrictions presented above in reference to the Liquidity and QTL Test requirements of federal savings institutions, OTS regulations do not permit the Bank to invest directly in equity securities, non investment grade debt securities, or real estate (other than real estate used for the institution's offices and facilities). Indirect equity investment in real estate through a subsidiary, such as the Bank's First Hemet Corporation subsidiary, is permissible, but is subject to certain limitations and deductions from regulatory capital. First Hemet Corporation exited the real estate development business in fiscal 1998. The Company's management intends to refrain from further real estate investment in development activity for the foreseeable future.

        Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. The term "unimpaired capital and unimpaired surplus" is defined as an institution's regulatory capital, plus that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital. At June 30, 1998, the maximum amount which the Bank could lend to any one borrower (including related persons and entities) other than for loans secured by readily marketable collateral under the current loans to one borrower limit was $10.3 million.

        The OTS and other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies (the "Guidelines"). The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Guidelines and must address relevant lending procedures, such as loan to value limitations, loan administration procedures, portfolio diversification standards and documentation, and approval and reporting requirements. Although the uniform rules do not impose specific maximum loan to value ratios, the related Guidelines state that such ratio limits established by individual institutions' boards of directors generally should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by unimproved land to 85% for improved property. No limit is set for single family residence loans, but the Guidelines state that such loans equal to or exceeding a 90% loan to value ratio should have private mortgage insurance or some form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.

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

Substandard. These assets, or portions thereof, possess well defined weaknesses which could jeopardize the timely liquidation of the asset or the realization of the collateral at values at least equal to the Company's investment in the asset. These assets are therefore characterized by the possibility that the institution will sustain some loss if the deficiencies are not corrected. The Company classifies all real estate acquired through foreclosure as substandard.

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

        In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses ("ALLL") which, among other things, establishes certain benchmark ratios of loan loss reserves to criticized and classified assets (defined at those categorized as other than "Pass"). The Company's internal credit policy is to comply with this policy statement and to maintain adequate reserves for estimable losses. However, the determination of estimable losses is by nature an uncertain practice, and hence no assurance can be given that the Company's loss allowances will prove adequate to cover future losses.

FEDERAL HOME LOAN BANK SYSTEM

        The Federal Home Loan Banks ("FHLB's") provide a comprehensive credit facility to member institutions. As a member of the FHLB of San Francisco, the Bank is required to own capital stock in that FHLB in an amount at least equal to the greater of:

1. 1.0% of the aggregate principal amount of outstanding residential loans, as defined, at the beginning of each calendar year

2.      5.0% of its advances from the FHLB

3.      0.3% of total assets

        The Bank was in compliance with this requirement, with a $8.0 million investment in FHLB-San Francisco capital stock at June 30, 1998. FHLB advances must be secured by specific types of collateral, including various types of mortgage loans and investment securities. It is the policy of the Bank's management to maintain an excess of collateral at the FHLB-San Francisco at all times to serve as a ready source of additional liquidity.

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

        Legislation is currently being considered which among other things, could alter the requirements for FHLB membership, the financial burdens placed on the FHLB's associated with outstanding bonds, and the scope of allowable investments for FHLB's. The Company's management is unable to predict what, if any, legislation might eventually be passed and the potential impact of such legislation upon the Company.

FEDERAL RESERVE SYSTEM

        The FRB requires savings institutions to maintain, on a recurring cycle basis, non interest bearing reserves against certain deposit accounts (primarily deposit accounts that may be accessed by writing unlimited checks). The amount of required reserves are calculated according to a formula updated periodically by the FRB, while such requirement must be met on an average balance basis during each two week measurement cycle. The Bank was in compliance with these reserve requirements for the cycle which included June 30, 1998. The balances maintained to meet the FRB reserve requirements may be used to satisfy the liquidity requirements imposed by the OTS.

        Legislation is currently being debated which could permit the payment of interest on reserve balances maintained at the FRB. Another component of this legislation is the potential elimination of restrictions governing the payment of interest on certain types of checking accounts (primarily corporate accounts). The Company's management is unable to predict what, if any, legislation might eventually be passed and the potential impact of such legislation upon the Company.

        The Bank is subject to many regulations promulgated by the FRB, including, but not limited to:

-       Regulation B: Equal Credit Opportunity Act
-       Regulation D: Reserve Requirements
-       Regulation E: Electronic Funds Transfer
-       Regulation F: Limitations On Correspondent Institution Credit Exposure
-       Regulation Z: Truth In Lending Act
-       Regulation CC: Expedited Funds Availability Act
-       Regulation DD: Truth In Savings Act

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

NON BANKING REGULATION

        Under various federal, state, and local environmental laws and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous substances on, under, or in such property. In addition, any person or entity which arranges for the disposal or treatment of hazardous substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility. Such laws and regulations often impose liability regardless of fault, and liability has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. Pursuant to these laws and regulations, under certain circumstances, a lender may become liable for the environmental liabilities associated with its borrowers' properties, if, among other things, it either forecloses or participates in the management of its borrowers' operations, hazardous substance handling, or disposal activity.

        Although the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") and certain state counterparts provide exemptions for secured lenders such as the Bank, the scope of such exemptions is limited. In addition, CERCLA and certain state counterparts impose a statutory lien, which may be prior to the Bank's interest securing a loan, for certain costs incurred in connection with removal or remediation of hazardous substances. Other laws and regulations may also require the removal or remediation of hazardous substances located on a property before such property may be sold or transferred.

        The Bank incorporates environmental review into its loan approval process, at times requiring a Phase I environmental audit (which generally involves a physical inspection without sampling) or a Phase II environmental audit (which generally involves sampling), with such audits performed by independent environmental engineers or consultants. Despite these efforts, there can be no assurances that the Bank will be successful in identifying all potential environmental liabilities that may exist with respect to real estate securing its loans or real estate acquired by the Bank through foreclosure. In addition, the Bank may be impacted by environmental liabilities created in the future through borrower activities on properties securing real estate loans.

        The Bank is aware of certain properties underlying its loans which may present the potential requirement for environmental remediation, including that stemming from underground storage tanks, asbestos, and lead paint. Although the Bank is not aware of any environmental liability relating to these properties which would have a material adverse effect on its business or results of operations, there can be no assurance that the costs of any required removal or remediation would not be material to the value of the subject properties, impact the Bank's willingness to foreclose on such properties, or adversely affect the Bank's ability to sell such properties following potential future foreclosure.

        The Company is also impacted by bankruptcy laws, which have been a recent topic of federal legislative discussion.

TAXATION

        General - Under a tax sharing agreement, the Company files consolidated federal and California tax returns for itself and its subsidiary on a fiscal year basis under the accrual method of accounting. In general, the Company is subject to taxation in a manner similar to other like financial institutions. The Company is subject to a 34.0% federal income tax rate on taxable income up to $10 million, and a 35.0% rate applied against taxable income in excess of that threshold. For California franchise tax purposes, savings & loans are taxed as "financial corporations" at a rate of 10.84%, versus an 8.84% general corporate rate, because of exemptions from certain state and local taxes. The Company is also subject to the corporate Alternative Minimum Tax ("AMT") and the environmental tax. HFB also pays certain fees, not classified as taxes for financial reporting purposes, paid to the State of Delaware as a Delaware holding company not earning income in that state.

        Tax Bad Debt Reserves - Effective for taxable years beginning after 1995, legislation enacted in 1996 repealed, for federal purposes, the reserve method of accounting for bad debts for thrift institutions. While thrifts qualifying as "small banks" (as defined) may continue to use the experience method, Hemet Federal, deemed a "large bank" (as defined), is required to use the specific charge-off method. In addition, the legislation enacted in 1996 contains certain income recapture provisions which are discussed below.

        The Bank's adjusted pre-1988 total reserve balance of $13.8 million, for which income taxes were not provided due to tax legislation in effect during prior periods, will be recaptured into taxable income:

- In the event the Bank ceases to be a "bank" or "thrift" under applicable Internal Revenue Service ("IRS") definitions (which include restrictions on asset mix), or

- upon the occurrence of certain events, such as a distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, redemption of shares, or upon a partial or complete liquidation

If such reserves are recaptured into taxable income, taxes will have to be provided. Under California regulations, bad debt deductions are available in computing franchise taxes using a three or six year average loss experience method.

        Net Operating Losses - Federal law limits the carryback period for net operating losses ("NOL") to two years, with a carryforward period of 15 years. California does not permit net operating loss carrybacks to prior tax years, but does permit such losses to be carried forward, generally for five tax years and only for 50.0% of the net operating losses. The Company anticipates utilizing all of its NOL carryforwards in conjunction with the filing of its federal and state tax returns for fiscal 1998.

        Accounting and Regulation - Federally supervised banks and savings associations are required to report deferred tax assets and liabilities in accordance with Statement Of Financial Accounting Standards ("SFAS") No. 109. A reconciliation of the Company's deferred tax assets and liabilities is included in Note 14 to its audited Consolidated Financial Statements.

        Current federal banking rules limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be recognized through future taxable earnings are limited for regulatory capital purposes to the lesser of:

1. the amount that can be realized within one year of the quarter end report date, based upon projected taxable income for that year

2. 10.0% of Tier One regulatory capital, as defined by applicable regulations

The amount of any deferred tax assets in excess of this limit would be excluded from both Tier One regulatory capital and total regulatory assets under regulatory capital calculations.

        Recent Tax Legislation and Rulings - The Tax Court recently determined that certain direct loan origination expenses were capital in nature, and therefore should be deducted over the life of the related asset rather than at the time incurred as ordinary and necessary expenses under Section 162 of the Internal Revenue Code. If this Tax Court decision is not overturned on appeal or via Congressional legislation, the Company will experience additional economic cost, as expenses paid for in cash on a current basis would be deducted only over a number of years, potentially up to 40 years, depending upon the terms of the associated loan.

FINANCIAL INDUSTRY REFORM LEGISLATION

        Over the past year, Congress has been debating potentially significant financial industry reform legislation. The scope of changes which could potentially be incorporated into such legislation include the elimination or relaxation of laws separating commercial banking from commerce, the elimination of the federal thrift charter, a merger of the Bank Insurance Fund ("BIF") and SAIF funds of the FDIC, the merger of the OTS into the Office Of The Comptroller Of The Currency ("OCC"), the termination of restrictions upon the payment of interest on certain types of checking accounts, authorization for the Federal Reserve Bank to pay interest on bank reserve balances, and modifications to laws governing the sale of various insurance and investment products by banks. Other key federal legislation which has been recently debated includes bankruptcy reform, changes in ceilings applicable to certain government sponsored loan programs, the implementation of limitations on ATM fees, and new laws governing the cancellation of mortgage insurance. At this time, the Company's management cannot predict what final legislation, if any, will emerge from current hearings and House / Senate conferences, and what impact such legislation might present upon the Company.

CREDIT UNION LEGISLATION

        Congress recently passed and the executive branch signed legislation which reverses a Supreme Court decision which had placed limits upon credit union membership. The Company will likely experience an unfavorable impact from this legislation, as credit unions will be able to compete across more of the Company's target markets with the advantages of lesser regulatory burden and certain tax preferences.

FEDERAL HOME LOAN BANK SYSTEM REFORM LEGISLATION

        Various legislative proposals to reform the FHLB system have recently been debated in Congress. These proposals address the range of allowable investments by the Federal Home Loan Banks, possible revisions to FHLB membership requirements, potential expansion or contraction of the Federal Home Loan Banks' capacity to engage in secondary market activity, and various possible changes to FHLB system governance. As a member of the FHLB-SF owning over $8.0 million in capital stock at June 30, 1998, the Company could be affected by FHLB reform legislation. However, the Company cannot predict what legislation, if any, might emerge from Congress, and the potential impact of such legislation upon the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        The following discusses certain factors which may affect the Company's financial results and operations and should be considered in evaluating the Company.

        Economic Conditions and Geographic Concentration. The Company's operations are located in Southern California and are concentrated in Riverside and northern San Diego counties. Although management has diversified the Bank's loan portfolio into Northern California, the vast majority of the Bank's credits remain concentrated in the two Southern California counties. As a result of this geographic concentration, the Company's results depend largely upon economic conditions in these areas, which have been relatively volatile over the past decade. While the Southern California economy has recently exhibited significant improved trends in employment, construction, and real estate valuation, there is no assurance such economic performance will continue. A deterioration in economic conditions in Riverside and northern San Diego counties could have a material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services.

        Interest Rates. By nature, all financial institutions are impacted by changing interest rates, due to the impact of such upon the demand for new loans, and the prepayment speeds and the credit profiles of existing loans, and the rates received on loans and securities and the rates paid on deposits and borrowings. As presented under Item 7. "Management's Discussion And Analysis Of Financial Condition And The Results Of Operations", the Company is financially exposed to both parallel shifts in general market interest rates (particularly upward shifts) and to changes in the relative pricing of the term structure of general market interest rates.

        Government Regulations and Monetary Policy. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws, changes in existing laws, or repeals of present laws could cause the Company's financial results to materially differ from past results. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company.

        Competition. The financial services business in the Company's market areas is highly competitive, and is becoming more so due to technological advances, changes in the regulatory environment, and the accelerating pace of consolidation among financial services providers. Many of the Company's competitors are much larger in total assets and market capitalization, have greater access to capital and funding, and offer a broader array of financial services. In light of this environment, there can be no assurance that the Company will be able to compete effectively. The results of the Company may materially differ in future periods depending upon the nature or level of competition.

        Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to control this risk by assessing the likelihood of non performance, tracking loan performance, and diversifying the credit portfolio. Such policies and procedures may not, however, prevent unexpected losses that could have a material adverse effect on the Company's results. For example, relatively few of the real properties securing the Company's real estate loan portfolio are covered by earthquake insurance, with has generally been unavailable, significantly limited in scope, or not affordable to many of the Company's borrowers. The Company is also exposed to credit risk from multiple other specific and systemic factors, not all of which are within the Company's ability to influence or control.

        Year 2000. The Company has an ongoing program designed to ensure that its operational and financial systems will not be materially adversely affected by year 2000 related software, computer hardware, or other equipment failures. A discussion of the Company's year 2000 status and project plan, including the incremental costs associated therewith, is included under Item 7. Management's Discussion And Analysis Of Financial Condition And The Results Of Operations, "Year 2000 Issue". While the Company is undertaking significant efforts to reduce its operational and financial risk related to the year 2000, certain exposures are beyond the Company's ability to influence or control, including those associated with governmental entities. The Company recognizes that any year 2000 related failures by key vendors, customers, or governmental entities could generate a material adverse impact upon the Company's financial condition and results of operations.

        Other Risks. From time to time, the Company details other risks with respect to its business and / or financial results in its filings with the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to each executive officer of the Company or Bank who is not also a director of the Company. The Board of Directors appoints or reaffirms the appointment of all of the Company's executive officers each year. Each executive officer serves until the following year or until a respective successor is appointed.


                                                                                  Date               Prior Experience If
                       Age At                                                     Started In         Less Than Five Years
Name                  6/30/98        Position(s) With Company And / Or Bank       Position           In Current Position
----                  -------        --------------------------------------       -----------        -------------------
Janet Riley             60           Corporate Secretary, HF Bancorp, Inc.          6/30/95

                                     Corporate Secretary, Hemet Federal             5/8/89

Mark R. Andino          38           Senior Vice President, Chief Financial         12/30/96          Senior Vice President, Chief
                                     Officer, HF Bancorp, Inc.                                        Financial Officer, Bank Of
                                                                                                      The Orient, 1993 - 1996
                                     Senior Vice President, Chief Financial         12/30/96
                                     Officer, Hemet Federal

Pamala Trotter          37           Vice President, HF Bancorp, Inc.               6/24/98           Senior Vice President, Chief
                                                                                                      Administrative Officer, Palm
                                     Senior Vice President, Director Of Human       9/27/96           Springs Savings Bank,
                                     Resources, Hemet Federal                                         1988 - 1996

Carl Raggio             45           Executive Vice President, Chief Credit         2/23/98           Executive Vice President,
                                     Officer, Hemet Federal                                           Chief Credit Officer,
                                                                                                      Mercantile National Bank,
                                                                                                      1997 - 1998

                                                                                                      Executive Vice President,
                                                                                                      Chief Banking & Credit
                                                                                                      Officer, Ventura County
                                                                                                      National Bank, 1994 - 1997

Maureen Clark           38           Senior Vice President, Chief Information       6/1/98            Vice President, MIS Director,
                                     Officer, Hemet Federal                                           CenFed Bank, 1984 - 1998

Tom Strait              39           Senior Vice President, Director Of Retail      10/20/97          First Vice President, Area
                                     Banking, Hemet Federal                                           Sales Manager, Great
                                                                                                      Western Bank, 1993 - 1997

ITEM 2.  PROPERTIES

        The following table sets forth information relating to each of the Company's offices as of June 30, 1998:

                                                                                                               Net Book Value
                                                                                                               of Property or
                                                                                 Original Date                   Leasehold
                                                                    Leased or      Leased or    Date of Lease  Improvements at
Location                              Description                     Owned         Acquired     Expiration     June 30, 1998
--------                              -----------                     -----         --------     ----------     -------------
445 E Florida Avenue                  Main Office                     Owned            1963             --       $1,119,634
Hemet, CA

3600 Tyler St.                        Tyler Branch                    Leased           1996           2011           42,928
Riverside, CA

28031 Bradley Road                    Sun City Office                 Owned            1973             --          286,540
Sun City, CA

1479 S San Jacinto Avenue             San Jacinto Branch              Leased           1986           1999                0
San Jacinto, CA

5395 Canyon Crest Drive               Canyon Crest Branch             Owned            1978             --          584,260
Riverside, CA

1111 S State Street                   Diamond Valley                  Leased           1978           1999            9,553
Hemet, CA

3013 W Florida Avenue                 Hemet West Branch               Leased           1979           2007           54,369
Hemet, CA

41815 E Florida Avenue                Hemet East Branch               Leased           1980           2002                0
Hemet, CA

5242 Arlington Avenue                 Hardman Center Branch           Leased           1981           2000           15,807
Riverside, CA

31740 Railroad Canyon Road            Canyon Lake Branch              Leased           1982           2003              982
Canyon Lake, CA

54245 North Circle Drive              Idyllwild Branch                Owned            1984             --          398,064
Idyllwild, CA

40461 Murrieta Hot Springs Road       Murrieta Branch                 Leased           1990           2000           24,514
Murrieta, CA

916 S Santa Fe Ave.                   Vista Branch                    Owned            1996             --          474,533
Vista, CA

810 Mission Ave.                      Oceanside Branch                Leased           1996           2003           56,953
Oceanside, CA

15703 Bernardo Height Pkway           Rancho Bernardo Branch          Owned            1996             --          979,410
San Diego, CA

420 S Palm Canyon Drive               Palm Springs Branch             Leased           1984           2008          204,993
Palm Springs, CA

66565 Pierson Boulevard               Desert Hot Springs Branch       Owned            1996             --          369,236
Desert Hot Springs, CA

68327 Highway 111                     Cathedral City Branch           Leased           1993           1998                0
Cathedral City, CA

39800 Bob Hope Drive                  Rancho Mirage Branch            Leased           1983           1999           46,727
Rancho Mirage, CA

800 S Sanderson Ave.                  Loan Center                     Owned            1996             --          859,786
Hemet, CA

                                                                                                     Total       $5,528,289
                                                                                                                 ==========

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR THE COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The Common Stock of HF Bancorp, Inc. is traded over the counter on the National Association Of Securities Dealers Automated Quote ("NASDAQ") system under the symbol "HEMT". The stock commenced trading on June 30, 1995, when the Company went public and sold 6,612,500 shares at a price of $8.00 per share. On February 8, 1996, the OTS approved a five percent repurchase program authorized by the Board of Directors of the Company. 330,625 shares were repurchased by May 28, 1996, for a total of $3,347,578. At September 1, 1998, there were 6,388,983 shares of the Company's Common Stock outstanding, excluding Treasury shares which had not been distributed in conjunction with the exercise of director and employee stock options.

        The following table sets forth the high and the low daily closing prices of the Company's common stock for each of the following quarters:

Quarter Ended             High         Low
-------------             ----         ---
1996:
September 30, 1996       10           9 1/4
December 31, 1996        11 3/8       9 3/4

1997:
March 31, 1997           14           11
June 30, 1997            14 3/4       12 1/4
September 30, 1997       17           13 7/8
December 31, 1997        17 7/8       15 1/2

1998:
March 31,1998            18 1/4       16 1/2
June 30, 1998            17 7/8       15 1/2


        The approximate number of holders of record of the Company's Common Stock at September 1, 1998 was 647. The Company has paid no dividends on the Common Stock since its inception. The Company is subject to certain restrictions and limitations on the payment of dividends pursuant to existing and applicable laws and regulations (see Item 1. Description Of Business - Limitation On Capital Distributions" and Note 2 to the Consolidated Financial Statements for additional information concerning limitations on dividends). In the future, the Board of Directors may consider a policy of paying cash or stock dividends on the Common Stock. However, there is no current plan to commence the payment of cash dividends during fiscal 1999.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY


        Set forth below are selected consolidated financial and other data of the Company for the periods and at the dates indicated. This financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and related Notes of the Company presented elsewhere herein.


                                                                                  At June 30,
                                                   -------------------------------------------------------------------------
                                                   1998               1997           1996             1995              1994
                                                   ----               ----           ----             ----              ----
                                                                           (Dollars In Thousands)
SELECTED FINANCIAL CONDITION DATA:
    Total assets                                $1,045,837       $  984,749       $  826,916       $  666,062       $  597,452
    Loans held for sale                              3,763              335                0                0                0
    Loans receivable, net                          581,153          484,334          225,161          202,397          206,370
    CMOs available for sale, net                    92,786           27,512           33,257           39,989           55,246
    CMOs held to maturity, net                       4,647            5,794            6,666              432              607
    Mutual funds available for sale                     --               --           15,283           15,408           15,097
    Other investment securities
          and interest-earning assets (1)           26,675          143,005          270,130          101,074           15,215
    Mortgage-backed securities
          available for sale, net                  165,004          109,493          100,259           70,603           78,243
    Mortgage-backed securities held
          to maturity, net                         123,596          151,369          159,262          208,090          199,696
    Real estate acquired through
          foreclosure, net                           1,674            5,287            1,079            1,361            2,877
    Real estate acquired for sale
          or investment, net                            --              418              996            2,539            2,411
    Deposits                                       866,724          839,655          669,725          472,337          480,959
    Advances from the FHLB                          85,000           50,000           70,000           70,000           70,000
    Total stockholders' equity                      83,778           81,027           81,071           87,146           39,640


                                                                                     Fiscal Year Ended June 30,
                                                              -----------------------------------------------------------------
                                                              1998            1997          1996            1995           1994
                                                              ----            ----          ----            ----           ----
                                                                                       (Dollars In Thousands)
SELECTED OPERATING DATA:
    Interest income                                       $    74,291     $    66,522    $    50,355     $    40,424    $    38,084
    Interest expense (2)                                       49,285          44,084         34,059          28,795         26,451
                                                          -----------     -----------    -----------     -----------    -----------
     Net interest income before
         provision for estimated loan losses                   25,006          22,438         16,296          11,629         11,633
    Provision for estimated loan losses                         3,750             384          1,054           1,202            877
    Net interest income after provision
         for estimated loan losses                             21,256          22,054         15,242          10,427         10,756
    Other income (expense) (3)                                   (932)            718            743             176         (5,778)
    General & administrative expenses (4)                      20,121          27,050         12,949          11,649         12,255
                                                          -----------     -----------    -----------     -----------    -----------
    Earnings (loss) before income tax expense (benefit)           203          (4,278)         3,036          (1,046)        (7,277)
    Income tax expense (benefit)                                   92          (1,762)         1,089            (353)        (2,704)
    Net earnings (loss) before cumulative effect
      of change in method of accounting for securities            111          (2,516)         1,947            (693)        (4,573)

   Cumulative effect of change in method
         of accounting for securities (net of
         income tax effect of $2,432) (3)                          --              --             --              --          3,435
                                                          -----------     -----------    -----------     -----------    -----------
Net earnings (loss)                                       $       111     $    (2,516)   $     1,947     $      (693)   $    (1,138)
                                                          ===========     ===========    ===========     ===========    ===========

Shares applicable to basic earnings per share               6,301,358       6,281,875      6,583,434             N/A            N/A
Basic earnings per share                                  $      0.02     ($     0.40)   $      0.30             N/A            N/A
                                                          ===========     ===========    ===========     ===========    ===========
Shares applicable to diluted earnings per share             6,490,881       6,281,875      6,583,434             N/A            N/A
Diluted earnings per share                                $      0.02     ($     0.40)   $      0.30             N/A            N/A
                                                          ===========     ===========    ===========     ===========    ===========
Cash dividends per share                                  $        --     $        --    $        --     $        --    $        --
                                                          ===========     ===========    ===========     ===========    ===========

                                                     (footnotes at end of table)

                                                                             At or For the Fiscal Year Ended June 30,
                                                                  -----------------------------------------------------------------
                                                                  1998           1997         1996           1995              1994
                                                                  ----           ----         ----           ----              ----
                                                                                   (Dollars In Thousands)
SELECTED FINANCIAL RATIOS AND OTHER DATA (5):
 PERFORMANCE RATIOS:
    Return on average assets (6)                                  0.01%         (0.26)%        0.27%         (0.12)%         (0.19)%
    Return on average equity (7)                                  0.13          (3.11)         2.24          (1.63)          (2.83)
    Average equity to average assets                              7.82           8.47         12.14           7.14            6.77
    Equity to total assets at end of period                       8.01           8.23          9.80          13.08            6.63
    Interest rate spread during the period (8)                    1.94           2.14          1.74           1.75            1.86
    Net interest margin (9)                                       2.44           2.50          2.37           2.02            2.05
    Average interest-earning assets / average interest-
      bearing liabilities                                         1.10x          1.07x         1.13x          1.06x           1.04x
    General & administrative expenses to average assets           1.89%          2.83%         1.81%          1.95%           2.07%
    Efficiency ratio (10)                                        85.54         115.30         76.68          98.76          117.86
 REGULATORY CAPITAL RATIOS (11):
    Tangible capital                                              6.29           6.36          6.66           9.02            6.39
    Core capital                                                  6.29           6.36          6.66           9.02            6.39
    Risk-based capital                                           15.80          16.55         24.27          29.24           19.27
 ASSET QUALITY RATIOS:
    Nonperforming loans / gross loans receivable (12)             0.72           1.06          0.56           1.10            1.25
    Nonperforming assets / total assets (13)                      0.59           1.17          0.33           0.63            1.04
    Net loan charge-offs / average loans                          0.52           0.40          0.31           0.58            0.61
    Allowance for estimated loan losses / gross loans
      receivable (12)                                             1.06           0.97          1.33           1.30            1.27
    Allowances for total estimated losses / nonperforming
    assets                                                      105.23          50.90         94.18         110.71           73.07
    Allowance for estimated loan losses / nonperforming
    loans                                                       146.64%         91.63        235.75         118.11          101.75
 OTHER DATA:
    Number of deposit accounts                                  60,744         59,994        45,822         38,572          39,311
    Full service offices                                            19             19            15             12              12

----------

(1) Includes U.S. Government and agency notes, federal funds sold, repurchase agreements and interest-earning accounts at the FHLB, which are included in cash and cash equivalents.
(2) Includes net hedging expense of $4.7 million, $4.5 million and $3.2 million, $2.9 million, and $1.8 million for the fiscal years ended June 30, 1994, 1995 , 1996, 1997, and 1998, respectively.
(3) Other expense of $5.8 million reported for the fiscal year ended 1994 was primarily due to a net loss from real estate operations of $1.6 million and the lower of cost or market adjustment for securities available for sale of $5.9 million. Upon the adoption of SFAS No. 115, the Bank reclassified certain mortgage-backed securities previously classified as available for sale to a held to maturity classification. As a result, the cumulative effect of the accounting change as of June 30, 1994, was to reverse the previously recorded unrealized holding gains and losses on these securities, net of a tax effect of $2.4 million, of $3.4 million.
(4) Fiscal 1997 includes non-recurring costs of $4.8 million for the SAIF recapitalization and $3.0 million associated with the termination of the defined benefit pension plan.
(5) Asset quality ratios and regulatory capital ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(6) Return on average assets is net earnings (loss) divided by average total assets.
(7) Return on average equity is net earnings (loss) divided by average equity.
(8) The interest rate spread represents the difference between the average rate on interest-earning assets and the average rate on interest-bearing liabilities.
(9) Represents net interest income before provision for estimated loan losses as a percentage of average interest-earning assets.
(10) The efficiency ratio is calculated by dividing the sum of general & administrative expense, core deposit intangible amortization, and net real estate operations by the sum of net interest income and net non-interest income (including restructuring charges). The efficiency ratio measures how much in expense the Company invests in order to generate each dollar of net revenue.
(11) For definitions and further information relating to the Bank's regulatory capital requirements, see "Item 1. Capital Requirements And Capital Categories."
(12) Includes all non-accrual loans, and loans delinquent 90 days or more. Figures are net of undisbursed loan funds.
(13) Nonperforming assets consist of nonperforming loans and foreclosed real estate before specific reserves and valuation allowances. Excludes real estate held for investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

        Management's discussion and analysis is written to provide greater detail of the financial condition and the results of operations of the Company. This analysis should be read in conjunction with the audited Consolidated Financial Statements contained within this report, including the Notes thereto. Certain statements included or incorporated by reference in this Form 10-K, including without limitation statements containing the words "believes", "anticipates", "intends", "expects", "plans", "forecasts", and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward looking statements involve risk, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to materially differ from the future results, performance, or achievements expressed or implied by such forward looking statements. Factors which might cause such differences are extensive, and include, but are not limited to, economic conditions, competition, fluctuations in interest rates, credit quality, and government regulation. For additional information concerning these factors, see "Item 1. Description Of Business - Factors That May Affect Future Results".


OVERVIEW

        The Company's financial results over the past two fiscal years have been unfavorably impacted by a series of non-recurring items, significant provisions for estimated loan losses, and losses from real estate operations. These events have more than offset the economic benefits stemming from multiple improvements in the Company's operations and progress achieved in attaining the Company's strategic plan of transforming an almost 80 year old savings & loan into a community based financial services firm. Non-recurring items during the past two fiscal years have included:

        Fiscal Year Ending June 30, 1998

        1. A $1.06 million restructuring charge associated with the elimination of approximately 10 positions, including the Company's Chief Operating Officer, and a repositioning of the Company's branch network (see "Restructuring Charge" and Note 13 to the Consolidated Financial Statements).

        Fiscal Year Ending June 30, 1997

        1.      A $4.76 million assessment by the FDIC to recapitalize the SAIF.

        2. A $3.00 million charge to accrue expenses related to the termination of the Company's defined benefit pension plan.

        3. Non-recurring operating expenses associated with the integration of three branches purchased from Hawthorne Savings on June 21, 1996 and with the acquisition and assimilation of PSSB, with that transaction closing on September 27, 1996.

        Provisions for estimated loan losses increased from $384,000 in fiscal 1997 to $3.75 million during the year ended June 30, 1998 due to factors presented within the section entitled "Provision For Estimated Loan Losses". In addition, the Company's net loss from real estate operations also increased from $310,000 in fiscal 1997 to $911,000 during the twelve months ended June 30, 1998 (see "Other Income (Expense)").

        The above events more than offset favorable trends in sales volume, net interest income, fee income, and a number of specific operating expenses. These favorable trends were a direct outgrowth of the Company's business strategy, outlined below, which was accelerated during the past year following the installation of a substantially new management team and the addition of two experienced executives to the Company's Board Of Directors.

        Results for fiscal 1998 were also notably impacted by the historically low level and flat shape of the Treasury yield curve, especially during the latter half of the fiscal year. At the beginning of fiscal 1998, the differential between the one year and thirty year Treasury bond equivalent yield was 111 basis points, with the thirty year Treasury bond yielding 6.74%. By June 30, 1998, this differential had decreased to just 26 basis points, with the thirty year Treasury bond yielding 5.63%, or only 13 basis points above the Federal Reserve's target rate for overnight federal funds.

        This dramatic shift in the Treasury curve resulted from multiple factors, prominent among which was the ongoing financial crisis in Asia in general, and the recession in Japan in particular, as manifested in the depreciation in the Japanese Yen versus the US Dollar. Other contributing factors included a general concern regarding liquidity and currency devaluations in many less developed markets, including Russia and parts of Latin America. In addition, declining international prices for many commodities, including gold and oil, combined with the strength of the US Dollar and historically moderate changes in the Producer and Consumer Price Indices to alleviate inflationary expectations, thereby supporting lower long term interest rates. Many of these factors were external to the US economy, and all of such factors were beyond the Company's capacity to influence and, to a great extent, to forecast.

        In response to this interest rate environment, the Company and the mortgage banking industry experienced a surge in applications to refinance residential loans. In turn, the Company also experienced a surge in prepayments, particularly on adjustable rate residential mortgages and related securities. The level and shape of the Treasury yield curve also influenced a notable shift in customer demand toward fixed rate borrowing for almost all purposes, as adjustable rate loans no longer offered customers the initial rate advantage traditionally maintained over fixed rate loans as a result of a significantly positively sloped Treasury yield curve. While the Company responded to the financial challenges presented by this environment in a number of ways during fiscal 1998, including expanding mortgage banking activity and working to aggressively reduce its cost of funds, a continuation of a relatively low and flat Treasury curve, or future changes in the level of interest rates, or additional flattening (or inverting) of the Treasury yield curve, may adversely impact the Company's financial condition and results of operations.

BUSINESS STRATEGY

        During fiscal 1998, the Company achieved progress in its business strategy to convert a traditional and historically lower performing savings & loan into an effective community bank. The objective of this business strategy is to increase long term shareholder returns while also enhancing the Company's involvement in and contributions to the communities it serves. The steps identified to achieve this objective, which flow from the Company's comprehensive strategic plan, include:

- Increasing the Company's ratio of loans to deposits as a means of enhancing net interest income, serving more customers, moderating exposure to changes in general market interest rates, and better utilizing the Bank's strong risk-based capital position.

- Diversifying the product mix within the loan portfolio to reduce the historic high concentration in relatively commoditized residential mortgages while also meeting the financing needs of consumers and small businesses in the Company's market areas.

- Taking advantage of the multiple mergers and consolidations which have occurred or are scheduled among the Company's financial institution competitors to acquire disaffected customers.

- Capitalizing on the Company's position as one of the largest independent financial institutions in Riverside County.

- Bolstering non-interest income from an expanding list of fee based financial services, including ATM surcharges, deposit account and branch service charges, and sales of non-FDIC insured investment products including mutual funds and annuities.

- Expanding mortgage banking operations as an additional source of non-interest income while also managing the Company's balance sheet composition.

- A continued focus on the Company's efficiency ratio, with such enhanced through the transition to variable and performance based compensation throughout an increasing portion of the Company.

- Improved and aggressive management of the Bank's portfolio of troubled assets, complemented by enhanced credit monitoring and portfolio management practices.

- The redesign of the Company's sales and service delivery network to maximize the benefits derived from traditional delivery channels (such as free-standing branches) and to commence utilizing a variety of new channels (such as supermarket banking and the Internet) presenting potential opportunities to reduce cost while also improving customer convenience.

- Capitalizing on the renewed strength of the Southern California economy and the rebound in real estate values in many communities to acquire additional business, including a greater volume of construction lending on single family residences.

        The Company intends to implement the above and additional steps to improve its financial performance during the upcoming fiscal year. However, there can be no assurance that any such steps will be implemented, or if implemented, whether such implementation will improve the Company's financial performance. At this time, the Company is not pursuing the various types of "sub-prime" and "125% loan to value" lending being aggressively marketed by many of the Company's competitors. In addition, the Company has retained the investment banking firm of Keefe, Bruyette, & Woods, Inc. to advise the Board Of Directors and management concerning various topics, including the Company's strategic plan and avenues for maximizing shareholder value.

ANALYSIS OF THE RESULTS OF OPERATIONS

OVERVIEW

        The Company reported net income of $111,000 for the fiscal year ended June 30, 1998, compared to a net loss of $2.52 million during fiscal 1997 and net earnings of $1.95 million during fiscal 1996. Financial results during the past two fiscal years were unfavorably affected by the significant, non-recurring events described above, and in fiscal 1998 by high credit related expenses.

        Earnings during the past two fiscal years were also impacted by the amortization of intangible assets (see Note 21 to the Consolidated Financial Statements) created in conjunction with the Hawthorne Savings branch purchase and the PSSB acquisition. A total of $2.35 million in amortization expense associated with intangible assets was recorded in fiscal 1998, up from $1.98 million the prior fiscal year due to the timing of the PSSB acquisition.

        Fiscal 1998 and 1997 net income excluding the above non-recurring charges and the impact of the amortization of intangible assets (but including credit related expenses), analytically referred to as normalized tangible earnings, would have totaled $2.12 million and $3.20 million, respectively.

RESTRUCTURING CHARGE

        During the fourth quarter of fiscal 1998, the Company recorded a $1.06 million charge associated with restructuring the Bank's branch network and eliminating various positions. The Company determined to improve its branch network in several regards, including better locations, more appropriately sized facilities, and enhanced physical attributes (e.g., ATM access). The types of expenses included in the restructuring charge included costs for employee severance, lease buyouts, moving, abandoned building improvements, and construction work to return certain existing sites to "retail shell" or similar condition. The branch network component of the restructuring charge addressed the following events:

- The scheduled October 31, 1998 consolidation of the Hemet Diamond Valley branch into the nearby, larger Hemet West branch, which is planned for facility upgrades including a drive up window and a night depository.

- Relocation of the San Jacinto branch into a Stater Brothers supermarket facility located across the street from the existing site (scheduled for the second quarter of fiscal 1999). Stater Brothers is a dominant supermarket operator throughout the Company's market areas.

- Relocation of the Rancho Bernardo branch to an improved location and facility within the same city (effected August 10, 1998). The new site offers a much more visible ATM, which is planned to generate increased surcharge revenue.

- Relocation of the Idyllwild branch from its existing 805 square foot site to a larger and better designed facility approximately two blocks away (scheduled for mid September, 1998). The new site will support the Bank's leasing of existing, but empty, safe deposit boxes relocated from other branches, thereby increasing non-interest income.

- Relocation of the Rancho Mirage branch to an improved location in nearby Palm Desert (scheduled for the second quarter of fiscal 1999).

        The consolidation of the Hemet Diamond Valley branch will save recurring operating costs, and was spurred by both the proximity of the larger Hemet West office and by the upcoming conclusion of the Diamond Valley lease. The existing San Jacinto branch is an in-line storefront without an ATM located within a shopping center experiencing significant vacancy. The new supermarket site will allow the Bank to offer ATM service to both customers and non-customers, reduce rent costs, and support expanded branch hours. In addition, the lease on the existing site was nearing its conclusion. Moreover, the Company is excited about the opportunity to commence offering supermarket banking with the premier supermarket chain located within the Company's market areas. The new Rancho Bernardo, Idyllwild, and Rancho Mirage facilities all offer improved visibility, customer accessibility, and support a broader range of services, particularly those important to small business customers.

        The restructuring charge also included $390,000 for severance and related costs associated with a reduction in branch and administrative staff, including the elimination of the Company's Chief Operating Officer position.

        Note 13 to the Consolidated Financial Statements presents additional information concerning the restructuring charge recorded in fiscal 1998.

NET INTEREST INCOME

        Net interest income is the net result of:

- interest earned on loans, mortgage backed securities, investment securities, and certain cash and cash equivalent balances (collectively "interest earning assets")

- interest paid on deposits and borrowings (collectively "interest bearing liabilities")

- net hedging income or expense resulting from various off balance sheet positions


        Net interest income is the single largest source of Company earnings, consistent with the Company's role as a financial intermediary. Net interest income is primarily affected by:

A. the average volume, cash flow frequency, and repricing characteristics of the Company's interest earning assets and interest bearing liabilities

B. the absolute and relative levels and volatility of general market interest rates

C. the amount of non-accruing loans and the quantity of interest income recognized on such loans in conjunction with cash payments

D. the amount of other non-interest earning assets, including real estate acquired by foreclosure, accrued interest receivable, and premises and equipment

E.      the amount of net interest earning assets

F.      the interest rate spread between the yields earned and the rates paid

        For the year ended June 30, 1998, net interest income totaled $25.00 million, representing an increase of $2.57 million, or 11.4%, from $22.44 million during fiscal 1997. Net interest income in fiscal 1996 totaled $16.30 million. This continued rise in net interest income has been a key outgrowth of the Company's strategic plan in general, and the following factors in particular:

- a higher ratio of loans to deposits, as the Company has altered its balance sheet profile

-       the growth in the size of the Company's average balance sheet

- changes in deposit mix towards a lower concentration in relatively higher rate certificates of deposit

- a significant increase in net interest earning assets, fueled in fiscal 1998 by expansion in the Company's capital base and volume of non-interest bearing demand deposit accounts, complemented by reductions in accrued interest receivable, fixed assets, and real estate acquired by foreclosure

- declines in net hedging expense, as the amortization periods for the deferred losses associated with certain terminated interest rate swaps concluded (see Note 19 to the Consolidated Financial Statements)

        Accrued interest receivable declined from $7.33 million at June 30, 1997 to $6.04 million at June 30, 1998 despite an increase in the size of the balance sheet due to a change in securities mix towards investments which provide for more frequent payment of interest (see Notes 4, 5, and 7 to the Consolidated Financial Statements). Fixed assets declined during fiscal 1998 due to continued depreciation and amortization, and because of the sale of a building formerly used by the Company for administrative functions.

        The Company's ratio of net interest income to average total assets expanded from 2.28% during fiscal 1996 to 2.35% during fiscal 1997, and then remained constant during fiscal 1998. Improvement in this ratio was constrained in fiscal 1998 by:

1. the maintenance of a short term investment positions which, while reducing average spreads, generated additional nominal net interest income

2. the unfavorable impacts of the historically flat and low Treasury yield curve, including:

        A.      significant prepayments on higher yielding loans

        B. faster amortization of purchase premiums on loans and securities stemming from greater prepayment speeds

        C. a reduction in net interest income resulting from the Company's net liability sensitive position (see "Asset / Liability Management And Interest Rate Risk").

        The weighted average nominal rate on the Company's net loans receivable declined from 7.90% at June 30, 1997 to 7.76% at June 30, 1998 (see Note 6 to the Consolidated Financial Statements). Similarly, the weighted average rate earned on real estate loans (the majority of the Company's loan portfolio) fell from 7.95% in fiscal 1997 to 7.76% in fiscal 1998. Mortgage related security yields followed the same pattern, while the yield on investment securities was constrained by the call and sale of longer term, fixed rate, Agency debentures. During fiscal 1998, the Company succeeded in offsetting these reductions in yields by increasing the volume of net interest earning assets, decreasing the weighted average cost of total deposits, and recording less net expense from hedging.

        The following table presents the average rate earned upon each major category of interest earning assets, the average rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the years indicated.


                                                        Year Ended June 30, 1998             Year Ended June 30, 1997
                                                    ---------------------------------   ----------------------------------
                                                    Average                   Average   Average                    Average
                                                    Balance      Interest      Rate     Balance        Interest     Rate
                                                    -------      --------      ----     -------        --------     ----
ASSETS:
   Interest Earning Assets:
      Real Estate Loans, Net (1)                   $  536,786   $   41,637      7.76%  $  393,622     $   31,280      7.95%
      Non Real Estate Loans, Net (1)                   17,178        1,592      9.27%      10,768          1,126     10.46%
      Mortgage-backed Securities (2)                  291,777       18,606      6.38%     250,379         16,970      6.78%
      CMO's (3)                                        50,178        3,264      6.50%      36,545          2,335      6.39%
      FHLB Stock                                        6,681          398      5.96%       5,651            363      6.42%
      Other Interest Earning Assets (4)               123,416        8,794      7.13%     200,659         14,448      7.20%
                                                      -------        -----      ----      -------         ------      ----

   Total Interest Earning Assets                    1,026,016       74,291      7.24%     897,624         66,522      7.41%
   Non-interest Earning Assets                         39,352                              57,048
                                                       ------                              ------
TOTAL ASSETS                                        1,065,368                             954,672

LIABILITIES & EQUITY:
   Interest Bearing Liabilities:
      Deposit Accounts                                821,994       40,880      4.97%     775,490         38,081      4.91%
      Net Hedging Expense (5)                                        1,796                                 2,872
      Borrowings (6)                                  107,692        6,609      6.14%      60,769          3,131      5.15%
                 --                                   -------        -----      ----       ------          -----      ----
   Total Interest Bearing Liabilities                 929,686       49,285      5.30%     836,259         44,084      5.27%
   Non-Interest Bearing Liabilities                    52,349                              37,524
                                                       ------                              ------
Total Liabilities                                     982,035                             873,783
Equity                                                 83,333                              80,889
                                                       ------                              ------
TOTAL LIABILITIES & EQUITY                          1,065,368                             954,672

Net Interest Income                                                 25,006                                22,438
Interest Rate Spread (7)                                                        1.94%                                 2.14%
Net Interest Earning Assets                            96,330                              61,365
Net Interest Margin (8)                                              2.44%                                 2.50%
Net Interest Income / Average Total Assets                           2.35%                                 2.35%
Int. Earning Assets / Int. Bearing Liabilities           1.10                                1.07


                                                         Year Ended June 30, 1996
                                                    ------------------------------------
                                                    Average                      Average
                                                    Balance        Interest       Rate
                                                    -------        --------       ----
ASSETS:
   Interest Earning Assets:
      Real Estate Loans, Net (1)                   $  206,361     $   17,111      8.29%
      Non Real Estate Loans, Net (1)                    5,001            537     10.74%
      Mortgage-backed Securities (2)                  274,617         19,113      6.96%
      CMO's (3)                                        43,075          2,905      6.74%
      FHLB Stock                                        5,394            299      5.54%
      Other Interest Earning Assets (4)               153,744         10,390      6.76%
                                                      -------         ------      ----

   Total Interest Earning Assets                      688,192         50,355      7.32%
   Non-interest Earning Assets                         26,970
                                                      -------
TOTAL ASSETS                                          715,162

LIABILITIES & EQUITY:
   Interest Bearing Liabilities:
      Deposit Accounts                                487,040         23,780      4.88%
      Net Hedging Expense (5)                                          3,192
      Borrowings (6)                                  123,587          7,087      5.73%
                 --                                   -------          -----      ----
   Total Interest Bearing Liabilities                 610,627         34,059      5.58%
   Non-Interest Bearing Liabilities                    17,732
                                                       ------
Total Liabilities                                     628,359
Equity                                                 86,803
                                                       ------
TOTAL LIABILITIES & EQUITY                            715,162

Net Interest Income                                                   16,296
Interest Rate Spread (7)                                                          1.74%
Net Interest Earning Assets                           77,565
Net Interest Margin (8)                                                 2.37%
Net Interest Income / Average Total Assets                              2.28%
Int. Earning Assets / Int. Bearing Liabilities          1.13


Average balances in the above table were calculated using month end figures.

----------

(1) In computing the average balance of loans, non accrual loans and loans held for sale have been included.
(2) Includes both mortgage backed securities available-for-sale and held-to-maturity.
(3)     Includes both CMO's available-for-sale and held-to-maturity.
(4) Includes federal funds sold, banker's acceptances, commercial paper, interest earning deposit accounts, securities purchased under agreements to resell, and US government and Agency obligations.
(5) Represents the net expense of hedging activities from interest rate swaps, both active and terminated.
(6) Includes advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased, and dollar reverse repurchase agreements.
(7) Interest rate spread represents the difference between the average rate on interest earning assets and the average rate on interest bearing liabilities.
(8) Net interest margin equals net interest income before provision for estimated loan losses divided by average interest earning assets.

        The following table utilizes the figures from the preceding table to present a comparison of interest income and interest expense resulting from changes in the volumes and the rates on average interest earning assets and average interest bearing liabilities for the fiscal years indicated. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior fiscal year average interest rate. The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the prior fiscal year average volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and change in interest rate are calculated by multiplying the change in rate by the change in volume.


                                                 Year Ended June 30, 1998
                                                        Compared To
                                                 Year Ended June 30, 1997
                                       ----------------------------------------------
                                             Increase (Decrease) Due To:
                                       ----------------------------------------------
                                                                  Volume /
                                       Volume          Rate         Rate          Net
                                       ------        --------       ----          ---
INTEREST INCOME:
    Real Estate Loans, Net            $ 11,382      $   (748)     $   (277)     $ 10,357
    Non Real Estate Loans, Net             670          (128)          (76)          466
    Mortgage-backed Securities           2,807        (1,002)         (169)        1,636
    CMO's                                  871            42            16           929
    FHLB Stock                              66           (26)           (5)           35
    Other Interest Earning Assets       (5,561)         (151)           58        (5,654)
                                      --------      --------      --------      --------
TOTAL INTEREST INCOME                   10,235        (2,013)         (453)        7,769

INTEREST EXPENSE:
    Deposit Accounts                     2,289           481            29         2,799
    Net Hedging Expense                      0        (1,076)            0        (1,076)
    Borrowings                           2,416           600           462         3,478
                                      --------      --------      --------      --------
TOTAL INTEREST EXPENSE                   4,705             5           491         5,201

NET CHANGE IN NET INTEREST INCOME     $  5,530      $ (2,018)     $   (944)     $  2,568
                                      --------      --------      --------      --------


                                                Year Ended June 30, 1997
                                                      Compared To
                                                Year Ended June 30, 1996
                                       ----------------------------------------------
                                                Increase (Decrease) Due To:
                                       ----------------------------------------------
                                                                  Volume /
                                       Volume          Rate         Rate          Net
                                       ------        --------       ----          ---
INTEREST INCOME:
    Real Estate Loans, Net            $ 15,528      $   (712)     $   (647)     $ 14,169
    Non Real Estate Loans, Net             619           (14)          (16)          589
    Mortgage-backed Securities          (1,685)         (503)           45        (2,143)
    CMO's                                 (441)         (152)           23          (570)
    FHLB Stock                              14            48             2            64
    Other Interest Earning Assets        3,171           680           207         4,058
                                      --------      --------      --------      --------
TOTAL INTEREST INCOME                   17,206          (653)         (386)       16,167

INTEREST EXPENSE:
    Deposit Accounts                    14,085           136            80        14,301
    Net Hedging Expense                      0          (320)            0          (320)
    Borrowings                          (3,601)         (723)          368        (3,956)
                                      --------      --------      --------      --------
TOTAL INTEREST EXPENSE                  10,484          (907)          448        10,025

NET CHANGE IN NET INTEREST INCOME     $  6,722      $    254      $   (834)     $  6,142
                                      --------      --------      --------      --------

ASSET / LIABILITY MANAGEMENT AND INTEREST RATE RISK

        Interest rate risk ("IRR") and credit risk typically constitute the two greatest sources of financial exposure for banks and thrifts (for a discussion of the Company's credit risk, please see "Provision For Estimated Loan Losses"). IRR represents the impact that changes in absolute and relative levels of general market interest rates might have upon the Company's net interest income, results of operations, and theoretical liquidation value, also called net portfolio value ("NPV"). Interest rate changes impact earnings and NPV in many ways, including effects upon the yields generated by variable rate assets, the cost of deposits and other sources of funds, the exercise of options embedded in various financial instruments, and customer demand for and market supply of different financial assets and liabilities.

        In order to manage IRR, the Company has established both a management and a Board Asset and Liability Management Committee (collectively, "ALCO"). ALCO is responsible for managing the Company's financial assets and liabilities in a manner which balances profitability, IRR, and various other risks (e.g. liquidity). ALCO operates under policies and within risk limits prescribed by and regularly reviewed and approved by the Board Of Directors.

        The primary objective of the Company's IRR management program is to maximize net income while controlling IRR exposure to within prudent levels. Financial institutions are subject to IRR whenever assets and liabilities mature or reprice at different times (gap risk), against different indices (basis risk), for different terms (yield curve risk), or are subject to various embedded options, such as the right of mortgage borrowers to refinance their loans when general market interest rates decline. Decisions to control or accept IRR are analyzed with a consideration of the probable occurrence of future interest rate changes. Stated another way, IRR management encompasses the evaluation of the likely additional return associated with an incremental change in the IRR profile of the Company. For example, having liabilities that mature or reprice faster than assets can be beneficial when interest rates decline, but may be detrimental when interest rates rise. Assessment of potential changes in market interest rates and the relative financial impact to earnings and NPV is used by the Company to help quantify and manage IRR. As with credit risk, the complete elimination of IRR would curtail the Company's profitability, as the Company generates a return, in part, through effective risk management. The Company's exposure to IRR as of June 30, 1998 was within the limits established by the Board Of Directors.

        The Company monitors its interest rate risk using various analytical methods that include:

-       internal income simulation and financial forecasting analysis

- NPV analysis, produced both internally by the Company and obtained externally from the OTS Net Portfolio Value Model

-       other analyses and management reports

        A common, if analytically limited, measure of financial institution IRR is the institution's "static gap." Static gap is the difference between the amount of assets and liabilities (adjusted by off balance sheet positions) which are expected to mature or reprice within a specific time period. A static gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities in a given time period or cumulatively through that time period, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate sensitive assets maturing or repricing within a given or cumulative period.

        At June 30, 1998, the Company's cumulative one-year and three-year static gaps, based upon contractual repricing and maturities (i.e. ignoring prepayments and other non-contractual factors) were (20.9%) and (23.3%), respectively, of total interest earning assets. These figures suggest that net interest income would increase if general market interest rates were to decline, reflecting a "net liability sensitive" position. In comparison, the cumulative one-year and three-year static gaps at June 30, 1997 were (16.8%) and (33.3%), respectively.

        The following table presents the maturity and rate sensitivity of interest-earning assets and interest-bearing liabilities as of June 30, 1998. The "static gap" figures in the table below reflect the estimated difference between the amount of interest-earning assets and interest-bearing liabilities that are contractually scheduled to mature or reprice (whichever occurs first) during future periods, adjusted for interest rate swaps.

                                                                          STATIC GAP AT JUNE 30, 1998
                                           -----------------------------------------------------------------------------------------
                                           3 Months     4 Through    13 Through    37 Through   61 Through    More Than
                                            Or Less     12 Months    36 Months      60 Months   120 Months    120 Months      Total
                                            -------     ---------    ---------      ---------   ----------    ----------      -----
                                                                            (Dollars In Thousands)
INTEREST-EARNING ASSETS: (1)
  Loans Held For Sale                             0            0             0             0             0        3,763        3,763
  Fixed Rate Residential Loans                    6           83         1,388         1,527        12,586      118,859      134,449
  Adjustable Rate Residential Loans          72,550       89,783        97,557        24,412        16,401        1,142      301,845
  Fixed Rate Multifamily Loans                  163            0           118           403           445        2,349        3,478
  Adjustable Rate Multifamily Loans          15,342       21,105         2,475           146           845            0       39,913
  Fixed Rate Commercial RE Loans                  0          903         1,410           465           440          188        3,406
  Adjustable Rate Commercial RE Loans        21,554       25,825           481         1,333             0            0       49,193
  Fixed Rate Construction Loans               1,252            0             0             0             0        1,038        2,290
  Adjustable Rate Construction Loans          9,202        3,842             0             0             0            0       13,044
  Fixed Rate Land / Lot Loans                   308          510           995           221           111          593        2,738
  Adjustable Rate Land / Lot Loans            6,745        5,132             0             0             0            0       11,877
  HELOCs                                     12,533            0             0             0             0            0       12,533
  Adjustable Rate Mobile Home Loans             283          247             0            24             0            0          554
  Fixed Rate Consumer Loans                     748          900           418           551           662        1,864        5,143
  Commercial Loans                            1,940          327           105           264            49            0        2,685
  Fixed Rate CMOs                                 0            0             0             0        25,870       50,763       76,633
  Adjustable Rate CMOs                       20,800            0             0             0             0            0       20,800
  Fixed Rate MBS                                  0           13        16,966        10,588         9,023       65,761      102,351
  Adjustable Rate MBS                        28,526      157,723             0             0             0            0      186,249
  Fixed Rate Agency Debentures                5,000            0         5,787             0             0            0       10,787
  FHLB Stock                                  8,048            0             0             0             0            0        8,048
  Interest-Bearing Cash Equivalents           9,059            0             0             0             0            0        9,059
                                           --------     --------      --------      --------      --------     --------    ---------
TOTAL INTEREST-EARNING ASSETS               214,059      306,393       127,700        39,934        66,432      246,320    1,000,838

INTEREST-BEARING LIABILITIES:
  NOW Accounts                               45,781            0             0             0             0            0       45,781
  Savings Accounts                           88,008            0             0             0             0            0       88,008
  Money Market Accounts                      82,249            0             0             0             0            0       82,249
  Certificates Of Deposit                   139,760      308,517       132,168        22,055         5,736            0      608,236
  FHLB Advances                                   0       65,000        20,000             0             0            0       85,000
                                           --------     --------      --------      --------      --------     --------    ---------
TOTAL INTEREST-BEARING LIABILITIES          355,798      373,517       152,168        22,055         5,736            0      909,274

Impact of Interest Rate Swaps               (35,000)      35,000             0             0             0            0            0

INTEREST-BEARING LIABILITIES ADJUSTED
       FOR INTEREST RATE SWAPS              320,798      408,517       152,168        22,055         5,736            0      909,274

PERIODIC REPRICING GAP                     (106,739)    (102,124)      (24,468)       17,879        60,696      246,320       91,564
CUMULATIVE REPRICING GAP                   (106,739)    (209,863)     (233,331)     (215,452)     (154,756)      91,564

PERIODIC REPRICING GAP AS A % OF
INTEREST EARNING ASSETS                     (10.66%)     (10.20%)       (2.44%)        1.79%         6.07%      24.61%
CUMULATIVE REPRICING GAP AS A % OF
INTEREST EARNING ASSETS                     (10.66%)     (20.87%)      (23.31%)      (21.53%)      (15.46%)      9.15%

(1) Assets are presented net of premiums, discounts, unamortized yield adjustments, and undisbursed funds. Loan balances exclude non-accrual loans.

        Static gap analysis such as that presented on the prior page fails to capture material components of IRR, and therefore provides only a limited, point in time view of the Company's IRR exposure. Simulating multiple interest rate scenarios to analyze the financial impacts of various changes in general market interest rates is a more effective measure of IRR because it incorporates specific assumptions and factors not considered in static gap analysis. The assumptions and factors which are by definition excluded from the static gap analysis encompass:


- prepayments on assets, which are very significant to the Company due to its large balance of mortgage loans and related securities

- how rate movements and the shape of the Treasury curve affect borrower prepayment behavior

- that all loans and deposits repricing at a given time will not adjust to the same degree or by the same magnitude

- that the nature of rate changes for assets and liabilities in the over one-year category have a greater long-term economic impact than those for shorter term assets and liabilities

- transaction deposit accounts do not have scheduled repricing dates or contractual maturities, and therefore may respond to interest rate changes differently than other financial instruments

- potential Company and competitor strategic and operating responses to changes in absolute and relative interest rate levels

- the financial impact of options embedded in various financial instruments such as callable bonds and putable borrowings

        Despite the analytical limitations of static gap reporting, the reduction in the three year cumulative gap percentage achieved during fiscal 1998 reasonably highlights the overall reduction in net liability sensitivity accomplished by the Company.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

        As a financial institution, the Company's primary source of market risk is from changes in the interest rate environment. Fluctuations in general market interest rates will ultimately impact both earnings and the market value of the Company's financial assets, liabilities, and off-balance sheet positions. Off-balance sheet positions include $35.00 million of active interest rate swaps scheduled to expire in January 1999, commitments to fund mortgage loans, and loans-in-process for construction lending. Because the Company's operations are focused exclusively on local community banking, the Company is not directly exposed to foreign currency exchange or commodity price risk, although these risks may impact some of the Company's borrowers. The Company does not engage in trading account activity. The Company's loan and foreclosed property portfolios are concentrated in Southern California, and are therefore subject to risks pertaining to the local economy and area real estate values.

        A primary purpose of the Company's asset / liability management process is to manage IRR in order to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in market interest rates on the Company's NPV. A primary goal of the Company's asset / liability management process is controlling the rate sensitivity and repricing characteristics of balance sheet components consistent with maintaining acceptable levels of changes in NPV. The Bank's IRR exposure is reviewed on at least a quarterly basis by ALCO. In addition, management compares the Bank's internally generated NPV analysis with IRR management reports provided by the OTS using their NPV model.

        The following table presents NPV estimates for the Bank generated from the Company's internal simulation model, pursuant to Thrift Bulletin 13 ("TB13") guidelines established by the OTS. The computer simulation model employs various mathematical techniques to estimate NPV from a discounted cash flow analysis of the Bank's assets, liabilities, and off-balance sheet positions under a range of hypothetical changes in market interest rates. The information in the table results from a lengthy series of assumptions about current and future economic, behavioral, and financial conditions, including many factors over which the Company has no control. The assumptions include, but are not limited to:

- prepayment rates on various loan and mortgage-backed securities portfolios

- a constant yield curve for the Base Case rate scenario, with up (down) interest rate shock scenarios that are instantaneous and parallel

- market quotations on investment securities provided by independent brokers

- decay rates on core deposits, including savings, checking, and money market accounts

- discount rates on certificate of deposits based on wholesale funding alternatives

-       data on relative market interest rates and volatility

- option exercise behavior associated with callable and putable financial instruments

        Because of the inherent uncertainty regarding the accuracy of the assumptions utilized in both current and future periods, management can provide no assurance that the valuations presented in the table below are representative of what might actually be obtainable. For example, the NPV computations do not contemplate any actions ALCO could undertake in response to changes in market interest rates. Since NPV analysis under TB 13 represents an estimate of the liquidation value of the Bank's financial positions, both on and off balance sheet, it is not necessarily indicative of the Company's economic value as an ongoing concern or of the Company's market value.



                            NET PORTFOLIO VALUE               NET PORTFOLIO VALUE AS A %
                             AT JUNE 30, 1998                 OF MARKET VALUE OF ASSETS
                    -----------------------------------      ----------------------------
  Rate Shock        Dollar      Dollar          Percent      Net Portfolio    Basis Point
   Scenario         Amount      Change          Change        Value Ratio      Change
   --------         ------      ------          ------        -----------      ------
(basis points)      (Dollars In Thousands)
     +400           45,647     (50,286)        (52.42%)          4.81%          (440)
     +300           62,820     (33,113)        (34.52%)          6.44%          (277)
     +200           78,433     (17,500)        (18.24%)          7.83%          (138)
     +100           89,816      (6,117)         (6.38%)          8.77%          (44)
  Base Case         95,933                                       9.21%
     -100           97,823       1,890           1.97%           9.28%            7
     -200           96,850         917           0.96%           9.09%          (12)
     -300           96,147         214           0.22%           8.95%          (26)
     -400           96,035         102           0.11%           8.87%          (34)

        In summary, the above table results show the Bank's liquidation value
(NPV) significantly more sensitive under rising interest rates versus falling interest rates. Under rising interest rates, the asset side of the balance sheet experiences a lengthening of duration relative to the liability side, resulting in a dampening of NPV. This occurs due to the slower prepayment behavior (under rising rates) the analysis assumes on mortgage related assets, in conjunction with embedded options such as periodic and lifetime rate adjustment caps, all of which work to constrain asset repricing (relative to liabilities) and reduce NPV. Such results are directionally consistent with the NPV analysis produced by the OTS NPV model, which also shows the Bank as net liability sensitive.

        Under falling interest rates, the table results show NPV to have limited sensitivity, indicating a relatively well-matched balance sheet under falling interest rates. This occurs mainly due to the faster prepayment behavior (under falling rates) the analysis assumes on mortgage related assets, which works to speed up asset repricing (shorten asset duration) to levels matched by the liability side, causing NPV sensitivity to remain relatively stable under falling rates.

        A technical term for balance sheets which exhibit this IRR profile is "negatively convex", a description typical of balance sheets containing a significant percentage of residential mortgage related assets. Negatively convex means that the balance sheet may suffer comparably large reductions in NPV when interest rates rise, offset with relatively small increases in NPV when interest rates fall. In capital markets, the asymmetric nature of this relationship is typically compensated for with higher yields in the current or "base case" economic scenario.

        During the year ended June 30, 1998, Company IRR sensitivity under rising interest rate scenarios, as measured both internally and by the OTS Net Portfolio Value Model, was significantly reduced, as management continued to implement steps to prudently manage and moderate IRR. Factors which contributed to this improved IRR profile included:

-       the call and sale of longer-term, fixed rate Agency notes

- a reduction in the optionality embedded within the securities portfolio resulting from changes in security mix

- a lower Treasury yield curve conducive to faster prepayments on longer-term, fixed rate mortgage related assets

- the development and marketing of additional core deposit products, including new checking and money market accounts

- the sale of a significant portion of longer term, fixed rate residential loan originations into the secondary market

- the adoption of loan products and pricing that encourages the generation of adjustable rate assets, including Prime Rate based consumer home equity loans

- a change in the average lives of securities within the investment portfolio, with new purchases concentrated in lower duration assets, including short-term, "AAA" rated, above market coupon, current pay CMO tranches

        Despite the Company's IRR management program and the initiatives detailed above, due to the multiple factors which influence the Company's exposure to IRR, many of which are beyond the control of the Company, there can be no assurance that the Company's earnings or economic value will be maintained in future periods.

PROVISION FOR ESTIMATED LOAN LOSSES

        Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for credit losses by charging a provision for estimated credit losses to earnings. Loans determined to be losses are charged against the allowance for credit losses. The Company's allowance for credit losses is maintained at a level considered by management, at a point in time and with then available information, to be adequate to provide for estimated losses inherent in the existing portfolio, including commitments under commercial and standby letters of credit.

        In evaluating the adequacy of the allowance for credit losses, management estimates the amount of potential loss for each loan that has been identified as having greater than standard credit risk, including loans identified as criticized ("OAEM" or "Special Mention"), classified ("Substandard" or lower graded), impaired per SFAS No. 114, troubled debt restructured, and non-performing. Loss estimates consider the borrower's financial data, the cost and timing of collection, and the current valuation of collateral when appropriate. At June 30, 1998, the Company maintained specific valuation allowances of $2.54 million associated with individual loans. Of that total, $1.47 million was related to a relatively small number of loans secured by commercial real estate and land.

        In addition to the allowance for specific problem credits, a general allowance is maintained for all other credits. This general allowance is developed based upon the risk characteristics of particular categories of loans, historical loss experience, and economic and real estate valuation trends in various markets. Additional general allowance is allocated on the basis of credit risk concentrations and contingent obligations under off-balance sheet commercial and standby letters of credit. At June 30, 1998, the Company maintained $3.73 million in general valuation allowances.

        Provisions for estimated loan losses increased from $384,000 in fiscal 1997 to $3.75 million during the year ended June 30, 1998 primarily due to:

- The Company's working through the significant volume of troubled credits acquired through the purchase of PSSB, as 73.6% of fiscal 1998 charge-offs stemmed from the portfolio of loans originated by PSSB prior to its acquisition. In conjunction with its due diligence prior to the purchase, the Company required PSSB to recognize $2.23 million in additional loss reserves immediately before the consummation of the acquisition. However, as the Company gained additional information concerning the portfolio through its assumption of loan servicing and portfolio management, the need for further provisions became evident.

- A comprehensive review and valuation of the credit portfolio was conducted by the new management team which assumed leadership of the Company during the most recent fiscal year. This review was complemented by contributions from an external credit analysis firm and feedback from regulators in conjunction with their regularly scheduled safety and soundness examination.

- Management adopted a new methodology for calculating reserve requirements. This revised approach incorporates migration analysis, peer comparison, and specific information and documentation requirements for all adversely criticized credits.

- Updated and additional credit and collateral information became available for certain credits, particularly for commercial real estate, land, and business credits in specific market areas which have not enjoyed the rebound in economic activity and real estate values generally experienced throughout California during the past twelve months.

        Provisions for estimated loan losses in future years may be influenced by at least two factors. Likely contributing to lower future provisions is the amortization and payoff of the remaining portfolio of loans originated by PSSB prior to its acquisition. At June 30, 1998, this remaining portfolio totaled $98.11 million, $75.05 million of which was composed of loans secured by residential real estate. On the other hand, if the Company succeeds in its strategic plan of expanding the loan portfolio size and diversifying its mix away from a high concentration in residential real estate, additional provisions against operations and higher reserve balances may be required. For additional information concerning credit quality, please refer to "Loans".

OTHER INCOME (EXPENSE)

        Non-interest income from loan operating fees (loan servicing income, late charges, and other similar fees) increased from $193,000 in fiscal 1996 to $358,000 in fiscal 1997 to $396,000 in fiscal 1998 due to the impact of the PSSB acquisition and the significant expansion in the Company's loan portfolio. In recent periods, however, loan servicing income has declined, as the Company has been conducting its current mortgage banking sales on a servicing released basis, while the existing portfolio of loans serviced for others amortizes and pays off. The Company believes that prices paid for servicing in the secondary market have recently exceed the economic value of such servicing to the Company on a retained basis.

        Net realized gains on available-for-sale securities declined from $1.04 million in fiscal 1997 to $62,000 in fiscal 1998, as the Company sold a significant volume of longer term, fixed rate securities during the prior fiscal year in conjunction with its interest rate risk management program. No net gains or losses were realized on available for sale securities in fiscal 1996. During fiscal 1998, the Company recognized an impairment write-down of $16,000 associated with its investment in an Agency issued interest only stripped mortgage-backed security. The impairment resulted from increased prepayment speeds by the mortgage collateral underlying the security. At June 30, 1998, the Company's remaining investment in the security was $135,000, equivalent to estimated fair value.

        Net realized gains on loans held for sale rose from none during fiscal 1996 to 39,000 during fiscal 1997 to $198,000 in fiscal 1998 due to an expansion in the Company's mortgage banking operation. The Company has increased the volume and range of products originated for and then sold into the secondary market as a means of serving a broader range of customers, increasing profitability, managing liquidity, and controlling interest rate risk. Moreover, in fiscal 1998, the historically low interest rate environment, particularly during the latter half of the fiscal year, bolstered customer demand for 15 and 30 year fixed rate residential mortgages, the majority of which the Company sells into the secondary market.

        The Company's net loss from real estate operations decreased from $498,000 in fiscal 1996 to $310,000 in fiscal 1997, and then increased substantially to $911,000 in fiscal 1998. The rise during fiscal 1998 primarily resulted from the Company's cycling through the portfolio of troubled loans, many of which were foreclosed upon during the most recent fiscal year, acquired through the purchase of PSSB. Approximately 74.0% of the $982,000 in post-acquisition valuation allowances for real estate acquired through foreclosure charged against fiscal 1998 operating income was associated with credits originated by PSSB prior to its acquisition. By the fourth quarter of fiscal 1998, the Company had completed selling the majority of these properties, and in fact recorded a net gain on sale of foreclosed real estate during the final fiscal 1998 quarter, spurred by a continuing improvement in real estate values in many of the markets in which the Company operates.

        Amortization of intangible assets commenced in fiscal 1997 following the purchase of three branches from Hawthorne Savings, FSB and the PSSB acquisition. Total amortization related to these purchases increased from $1.98 million in fiscal 1997 to $2.35 million in fiscal 1998 due to the commencement of the amortization period for the PSSB acquisition during the fourth month of fiscal 1997.

        During fiscal 1998, the Company sold its merchant bankcard portfolio, generating a pre-tax gain of $200,000. The Company is continuing to provide merchant bankcard services to existing and future customers through a third party relationship, with the Company earning fee income from new merchant bankcard accounts without the associated overhead and exposure to potential operating losses.

        Branch and deposit related fees rose significantly from $598,000 in fiscal 1996 to $1.33 million in fiscal 1997 to $2.27 million in fiscal 1998. The Company's management has identified increasing non-interest income in general, and deposit related fees in particular, as a key component of its strategic plan. The increases in deposit related fees realized over the past three fiscal years have resulted from an increased volume of transaction accounts, the provision of a broader range of fee based services, and pricing increases in the Bank's fee & service charge schedule. During fiscal 1998, the Bank commenced offering foreign banknote services to its customers and introduced a broader range of checking products to more effectively serve different segments of its target markets. In addition, the Company's comprehensive incentive plan for branch staff rewards employees for their fee income collections, thereby encouraging the limitation of discretionary fee waivers.

        Other non-interest income in fiscal 1998 was bolstered by the rollout, during the second half of the fiscal year, of a significantly enhanced alternative investment (non-FDIC insured) program offering a deeper and more diverse product line combined with enhanced coordination of branch sales and marketing efforts. In addition, under this new program, the Company is compensated on a gross basis (versus the prior program's net basis), from which the Company must pay sales commissions and other related marketing and administrative costs.

SUBSIDIARY ACTIVITIES

        First Hemet Corporation ("FHC"), a wholly owned subsidiary of the Bank, conducts trustee services for the Bank, and receives commissions from the sale of mortgage life insurance, fire insurance, mutual funds, and various other types of insurance related products including both fixed and variable annuities. In addition, FHC used to engage in real estate development, a business line exited during fiscal 1998 following the sale of the two final development assets at nominal gains. For fiscal year ends prior to June 30, 1998, because of the real estate development activities of FHC, OTS regulations required the Bank to deduct from regulatory capital its investment in FHC. At this time, the Company has no plans to re-enter the real estate development business. At June 30, 1998, 1997, and 1996, FHC had total assets of $149,000, $1.01 million, and $2.47 million, respectively.

GENERAL & ADMINISTRATIVE EXPENSES

        General & administrative expenses totaled $20.12 million in fiscal 1998, up from $19.29 million the prior fiscal year excluding the SAIF special assessment and the costs associated with the defined benefit pension plan termination. General & administrative expenses during fiscal 1996, which did not include the impact of the two significant acquisitions conducted by the Company, were $12.95 million.

        Salaries and employee benefits increased 6.9% in fiscal 1998 versus fiscal 1997 due to having the impact of the PSSB acquisition for all twelve months of fiscal 1998, versus only nine months the prior fiscal year. In addition, severance and personnel acquisition costs were inflated in fiscal 1998, as the Company pursued the employee mix necessary to achieve its strategic plan of converting to a community bank. Other factors contributing to higher salary and employee benefits costs in fiscal 1998 included converting from a net to a gross revenue program for alternative investment sales, the implementation of branch performance incentive plans, and the greater compensation levels required to attract and retain employees with commercial banking skills. Employee benefits costs were moderated in fiscal 1998 as a result of the restructuring of the Company's loan to the ESOP, as more fully detailed in Note 17 to the audited Consolidated Financial Statements.

        Occupancy and equipment expense rose from $2.09 million in fiscal 1996 to $3.43 million in fiscal 1997 to $3.62 million in fiscal 1998, as the Company added seven full service branches and a stand-alone loan service center. During fiscal 1998, the Company took a number of steps to constrain occupancy and equipment expenses, including vacating and selling one administrative building at a nominal gain, thereby saving monthly operating costs in future periods. In addition, the Company has leased excess space in a number of branch facilities over the past two fiscal years, and at June 30, 1998 was pursuing additional such arrangements to further reduce monthly expenses. Occupancy and equipment costs may increase during fiscal 1999 because of the Company's planned opening of a commercial loan office in Orange County and a significant capital expenditure budget for technology related equipment.

        Data and item processing costs increased from $1.05 million in fiscal 1996 to $2.09 million in fiscal 1997 to $2.24 million in fiscal 1998 in conjunction with the growth in the loan and deposit portfolios. The Company's significant expansion in checking business resulted in increased volumes of checks to be processed, returned items to be handled, and statements to be prepared and mailed. These increased expenses, however, were more than offset by higher fee income. The Company's primary data processing outsourcing contract expires during fiscal 1999. At June 30, 1998, the Company was negotiating with the current vendor for a contract renewal which would provide additional functional benefits at approximately the current level of expense. However, no assurance can be given regarding the ultimate outcome of these negotiations and whether the contract will be revised, renewed, or extended.

        Management remains intently focused upon controlling general & administrative expenses, as highlighted by the termination of two retirement plans in fiscal 1997, the planned consolidation of one branch during the second quarter of fiscal 1999, the sale of an administrative building in the fourth quarter of fiscal 1998, the implementation of more extensive variable performance based pay for Company employees, and the restructuring announced and accrued for during June 1998 (see "Restructuring Charges"). In the coming fiscal year, management intends to pursue other initiatives aimed at reducing the Company's efficiency ratio to a level more in line with its peer institutions. These initiatives include, but are not limited to, further modifications to benefit plans, further expansion of incentive and variable pay programs, investments in new technology, and outsourcing functions currently performed internally. However, there can be no assurance that the Company will be able to implement these initiatives, or, if implemented, that they will have the desired effect of significantly reducing general & administrative expenses.

INCOME TAXES

        The Company's nominal combined federal income tax and California state franchise tax rate is approximately 41.2%. Differences between this rate and the effective tax rate for each fiscal year arise from:

- certain operating expenses for which there is limited federal and / or state tax deductibility

-       revisions to tax expenses recognized for prior fiscal years

- adjustments to valuation allowances associated with deferred tax assets under SFAS No. 109

        The change in the Company's income tax expense / (benefit) during the past three fiscal years has primarily been a function of the change in taxable income. In addition, for fiscal 1998, the State Of California reduced the franchise tax rate applicable to the Company to 10.84%, from the 11.30% applicable for fiscal 1997 and 1996. Note 14 to the Consolidated Financial Statements presents additional information regarding income taxes.

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

        The Company reported total assets of $1.05 billion at June 30, 1998. This represented an increase of $61.1 million, or 6.2%, from total assets of $984.75 million at June 30, 1997. During fiscal 1997, total assets rose $157.83 million, or 19.1%, from total assets of $826.92 million at June 30, 1996. The increase in total assets during fiscal 1998 primarily resulted from an expansion in the Company's loan portfolio, funded by both higher deposit balances and increased borrowings. The rise in total assets during fiscal 1997 was primarily generated by the PSSB acquisition.

        The composition of the balance sheet changed significantly in fiscal 1998, consistent with the Company's business strategy. The large increase in loans receivable led to the Company's ratio of loans to deposits rising from 57.7% at June 30, 1997 to 67.5% at June 30, 1998. Investment and mortgage-backed securities held to maturity declined, as the existing portfolios experienced amortization and calls, while all new purchases were designated available-for-sale in order to provide future liquidity for loan originations. Within the investment security portfolio, a significant volume of long term, fixed rate, callable Agency debentures were replaced with lower duration, AAA rated, private label collateralized mortgage obligations ("CMO's") in order to reduce the Company's exposure to future changes in general market interest rates while also providing periodic cash flows for potential future reinvestment into loans. On the liability side of the balance sheet, the evolution toward more transaction accounts continued within the deposit portfolio, generating a material favorable impact upon the Company's average cost of deposits.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents increased from $18.41 million at June 30, 1997 to $27.72 million at June 30, 1998, primarily because of an increase in amounts due from banks in conjunction with the Company's expanded check collection volume stemming from the year to year rise in checking accounts.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

        Investment securities classified as held to maturity declined from $26.79 million at June 30, 1997 to $9.65 million one year later due to amortization and calls. No new purchases during fiscal 1998 were designated as held-to-maturity in order to provide liquidity for future lending. Investment securities held to maturity will likely decline further during the first quarter of fiscal 1999 because of the announced call of the Company's remaining $5.00 million par value position in long term, fixed rate, Agency debentures.

        Investment securities classified as available-for-sale declined from $145.00 million at June 30, 1997 to $98.57 million at June 30, 1998 due to amortization, sales, and calls. This reduction provided funds for the expansion of the loan portfolio. In addition, the mix of investment securities available-for-sale changed significantly during fiscal 1998, with fixed rate, callable Agency debentures declining from $120.00 million par value at June 30, 1997 to $5.80 million par value a year later. A significant portion of the cash flow from this reduction was reinvested into lower duration, comparatively high cash flow, fixed rate, non-agency CMO's, which were generally purchased with slightly above-market coupons in order to moderate net interest income volatility stemming from the Company's net liability sensitive interest rate risk exposure position. This change in investment mix also favorably contributed towards reducing the amount of negative convexity present in the Company's balance sheet while also providing periodic cash flows for reinvestment into loans.

        At June 30, 1998, the Company's portfolio of investment securities contained no U.S. Treasury securities, as the Company pursued higher yielding investments in order to bolster interest income, and because the Bank did not require the favorable regulatory capital treatment and high liquidity of Treasury securities due to its strong risk-based capital and significant liquidity positions.

        Mortgage-backed securities classified as held-to-maturity fell from $151.37 million at June 30, 1997 to $123.60 million at June 30, 1998 due to amortization, which particularly increased during the second half of the fiscal year in conjunction with a flattening and decline in the U.S. Treasury yield curve. All mortgage-backed security purchases during fiscal 1998 were classified as available-for-sale in order to provide liquidity for future potential lending. The largest concentrations within the portfolio of mortgage-backed securities classified as held-to-maturity at June 30, 1998 are:

- $64.09 million (par value) in seasoned (over four years) Federal National Mortgage Association ("FNMA") 6.5% coupon, 30 year, traditional pass-through mortgage-backed securities

- $51.41 million (par value) in seasoned Government National Mortgage Association ("GNMA") adjustable rate mortgage-backed securities which reprice annually based upon the One Year Treasury Constant Maturity Index

        Mortgage backed securities classified as available-for-sale increased from $109.49 million at June 30, 1997 to $165.00 million a year later, as a significant portion of cash flows which could not be redirected into customer loans were reinvested into these assets. The largest concentration within the portfolio of mortgage-backed securities classified as available for sale at June 30, 1998 is $107.19 million (par value) in GNMA2 adjustable rate mortgage-backed securities. During fiscal 1998, the Company worked to distribute its combined portfolio of held-to-maturity and available-for-sale GNMA2 adjustable rate mortgage-backed securities among the four annual repricing dates applicable to such investments. This strategy presents the opportunity to convert an annually adjusting security into a portfolio of assets which reprices, on average, every six months. However, due to variations in prepayments, changes in the market for GNMA2 adjustable rate securities, and the future liquidity needs and balance sheet management requirements of the Company, there can be no assurance that the Company will be successful in this strategy in future periods.

        The vast majority of the Company's aggregate securities portfolio consists of securities backed by residential mortgages. The cash flows, total return, and final maturities associated with mortgage related securities can be significantly impacted by the speed at which the underlying residential loans prepay. Mortgages tend to prepay faster as interest rates fall, and slower as interest rates rise. As a result, the Company may be subject to "prepayment risk" resulting from greater funds available for reinvestment at a time when available yields are lower. Conversely, the Company may be subject to "extension risk" resulting in lower cash flows being available for reinvestment at a time when available yields are higher. While the Company undertakes efforts to diversify and manage these risks, such as by purchasing multiple pools of securities with different coupons and interest rate reset dates, the Company remains exposed to volatility in fair market value, net interest income, and total returns stemming from its mortgage related securities.

        Consistent with its strategic business plan, the Company intends to continue to position its securities portfolio to support increases in lending and moderate the Company's exposure to changes in general market interest rates. Future purchases are therefore forecast to concentrate upon adjustable rate, higher cash flow, and / or lower duration securities. While such securities may often present lower initial yields than are available via longer term, fixed rate instruments, the Company's management believes that shareholder value is best maximized over time by serving the financial needs of customers and by effectively managing interest rate risk. However, there can be no assurance that an adequate supply of adjustable rate, higher cash flow, and / or lower duration securities at acceptable prices will be available to the Company in future periods.

        Additional information concerning the Company's investment and mortgage-backed securities is presented in Notes 4 and 5 to the Consolidated Financial Statements.

LOANS

        At June 30, 1998, the Company reported net loans receivable of $581.15 million. This represented an increase of $96.82 million, or 20.0%, from $484.33 million in net loans receivable at June 30, 1997. As displayed in the subsequent table, loan originations have increased significantly over the past several years, as the Company has rebuilt its retail (via internal loan agents) and wholesale (via mortgage brokers) residential loan production network. In addition, during fiscal 1998, the Company commenced sourcing a wider variety and greater volume of loans through its retail branch staff. During the fourth quarter of fiscal 1998, the Company also began acquiring loans via newly hired commercial loan officers, and commercial loan brokers specializing in California income property credits. The Company's loan purchases have also expanded significantly over the past several years, as management moved to better deploy the Bank's strong risk based capital position and capitalize upon its internal loan underwriting and processing skills and capacity.

        The following table presents a high level summary of the Company's loan related activity during the fiscal years indicated. This table includes non-performing loans and loans held-for-sale.



                                  Fiscal 1998      Fiscal 1997      Fiscal 1996
                                  -----------      -----------      -----------
                                            (Dollars In Thousands)
Beginning Balance (gross )         $ 506,667        $ 236,383        $ 210,791

Originations                         177,290          134,988           38,820
Purchases                            107,963           53,637           13,892
PSSB Acquisition                          --          175,603               --
Sales                                (19,530)          (4,674)              --
Foreclosures / Repossessions          (7,323)          (7,048)          (1,931)
Principal Repayments                (150,292)         (82,222)         (25,189)
                                   ---------        ---------        ---------
Ending Balance (gross)             $ 614,775        $ 506,667        $ 236,383


        The fiscal 1998 total for loan originations included $39.36 million in construction, $20.47 million in multifamily, and $18.77 in HELOC loans, as the Company worked to diversify its loan mix away from its historically high concentration in residential mortgages in order to bolster interest income, moderate interest rate risk, and better utilize the Bank's risk-based capital position. At June 30, 1998, residential mortgages totaled 72.1% of total gross loans.

        In fiscal 1998, the Company commenced marketing loans tied to the Twelve Month Moving Average Of One Year Treasury Index ("12MAT") as a means of further diversifying the index basis of its adjustable rate loan portfolio and responding to competitor products. By June 30, 1998, just 24.3% of the Company's total gross loans (and only $2.51 million of its total securities) repriced based upon the 11th District Cost Of Funds Index ("COFI").

        The Company continues to offer a wide range of residential mortgages in its effort to effectively meet the financing needs of the communities it serves, including adjustable and fixed rate loans of various maturities (up to 40 years), payment option loans, special programs to support community investment, mortgages presenting the opportunity for negative amortization, and products which permit lower down payments. The Company also actively markets residential construction loans (both owner and speculative), loans to finance income property, both term and line of credit commercial business loans, and a wide variety of consumer loans, particularly a varied selection of home equity line of credit products. The Company, however, at the present time, has determined to not conduct the 100% to 125% loan to value home equity lending sold aggressively by many of its competitors.

        In fiscal 1999, the Company intends to evaluate offering credit card loans to its existing customer base and to pursue a greater volume of income property real estate loans in order to increase the yield on its loan portfolio and its ratio of loans to deposits. However, there can be no assurances that the Company will be successful in generating such loans.

        The vast majority of loan purchases during fiscal 1998 were comprised of seasoned "hybrid" residential loans which are fixed for an introductory period (generally two to three years), and then reprice annually at a margin over the One Year Treasury Constant Maturity Index. All loans purchased were collateralized by California real estate. In selecting which loans to purchase, the Company employed the same underwriting criteria utilized for its own internal originations. The Company also sought loans secured by property outside its core market areas in order to diversify exposure to unfavorable real estate valuation trends or natural disasters in any single market area. While the vast majority of the loans purchased in fiscal 1998 were acquired at a premium to par value, resulting in financial exposure to prepayment risk, the Company sought to moderate such risk through constraining the amount of premium paid and targeting loans presenting characteristics historically associated with slower prepayments. However, particularly in light of the significant impact of the level and shape of the Treasury yield curve upon refinance activity, there can be no guarantee that the Company's efforts to moderate financial exposure to prepayments will be successful.

        Sales of loans held-for-sale increased in fiscal 1998 in conjunction with the Company's continued expansion of its mortgage banking operation. During the past twelve months, the Company has established relationships with a larger number of secondary market conduits and broadened the range of loan products originated for sale in order to support interest rate risk management, provide liquidity for future originations, and increase the volume of credit customers served.

        Loans transferred to foreclosed real estate or other assets owned increased substantially following the acquisition of PSSB, as the Company worked to cycle through the significant portfolio of troubled credits originated by PSSB prior to its acquisition.

        Amortization and prepayment of loan principal increased in fiscal 1998 due to a larger average loan portfolio and because of strong residential mortgage refinance activity, especially in the latter half of the fiscal year, in conjunction with the availability of first deed of trust mortgages in the 7.0% range. In addition, as the Company conducted more construction lending, portfolio turnover increased, as most of the Company's construction loans are to build single family residences and thus generally present terms of one year or less. At June 30, 1998, 5.9% of total gross loans were composed of construction lending.

                  The following table presents the distribution of the Company's net loans receivable at the dates indicated.


                                                 June 30, 1998                 June 30, 1997                 June 30, 1996
                                             ---------------------        -------------------------      -----------------------
                                            Principal     Percent         Principal        Percent      Principal       Percent
                                             Balance      Of Total        Balance          Of Total      Balance        Of Total
                                             -------      --------        -------          --------      -------        --------
                                                                           (Dollars In Thousands)
REAL ESTATE LOANS:
    One To Four Unit Residential            $439,584       71.95%         $355,567         70.23%        $162,730       68.84%
    Multifamily                               43,715        7.15%           25,584          5.05%           5,564        2.35%
    Commercial & Industrial                   54,879        8.98%           63,827         12.61%          46,222       19.56%
    Construction                              36,448        5.97%           31,566          6.23%           9,459        4.00%
    Land / Lots                               15,561        2.55%           13,827          2.73%           7,355        3.11%
                                              ------        -----           ------          -----           -----       ------
       Sub-total                             590,187       96.60%          490,371         96.85%         231,330       97.86%

CONSUMER LOANS:
    Mobile Home Loans                          2,951        0.48%            3,642          0.72%           4,158        1.76%
    Loans On Deposit Accounts                  1,249        0.20%            1,179          0.23%             746        0.32%
    Home Equity Lines Of Credit               12,204        2.00%            3,597          0.71%               0        0.00%
    Other Consumer Loans                       1,578        0.26%            1,607          0.32%             149        0.06%
                                               -----        -----            -----          -----             ---        -----
       Sub-total                              17,982        2.94%           10,025          1.98%           5,053        2.14%

COMMERCIAL BUSINESS LOANS                      2,796        0.46%            5,936          1.17%               0        0.00%
                                               -----                         -----                              -

TOTAL GROSS LOANS RECEIVABLE                 610,965      100.00%          506,332        100.00%         236,383      100.00%

LESS:
    Undisbursed Loan Funds                    22,546                        15,841                          5,584
    Unamortized Net Yield Adjustments            995                         1,377                          2,570
    Allowance For Estimated Losses             6,271                         4,780                          3,068
                                               -----                         -----                          -----

TOTAL NET LOANS RECEIVABLE                  $581,153                      $484,334                       $225,161
                                            ========                      ========                       ========



                                                       June 30, 1995                June 30, 1994
                                                    ---------------------      ------------------------
                                                   Principal      Percent     Principal        Percent
                                                    Balance      Of Total      Balance         Of Total
                                                    -------      --------      -------         --------
                                                                  (Dollars In Thousands)
REAL ESTATE LOANS:
    One To Four Unit Residential                   $138,074       65.49%       $136,459         63.28%
    Multifamily                                       5,434        2.58%          5,498          2.55%
    Commercial & Industrial                          49,020       23.26%         51,685         23.97%
    Construction                                      5,920        2.81%          8,616          3.99%
    Land / Lots                                       6,527        3.10%          6,860          3.18%
                                                      -----        -----          -----          -----
       Sub-total                                    204,975       97.24%        209,118         96.97%

CONSUMER LOANS:
    Mobile Home Loans                                 4,779        2.27%          5,409          2.51%
    Loans On Deposit Accounts                           764        0.36%            725          0.34%
    Home Equity Lines Of Credit                         - -        0.00%            - -          0.00%
    Other Consumer Loans                                273        0.13%            393          0.18%
                                                        ---        -----         ------          -----
       Sub-total                                      5,816        2.76%          6,527          3.03%

COMMERCIAL BUSINESS LOANS                                 0        0.00%              0          0.00%
                                                          -                           -

TOTAL GROSS LOANS RECEIVABLE                        210,791      100.00%        215,645        100.00%

LESS:
    Undisbursed Loan Funds                            3,281                       4,106
    Unamortized Net Yield Adjustments                 2,419                       2,487
    Allowance For Estimated Losses                    2,694                       2,682
                                                      -----                       -----

TOTAL NET LOANS RECEIVABLE                         $202,397                    $206,370
                                                   ========                    ========

        The following table presents summary maturity information for the Company's total gross loans receivable, including non-performing loans and loans held for sale, at June 30, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                                                          June 30, 1998
                                         -------------------------------------------------------------------------------------
                                                                                          Matures
                                         ------------         ----------------------------------------------------------------
                                          Gross Loans         July 1, 1998 -            July 1, 1999 -               After
                                           Receivable         June 30, 1999             June 30, 2003             July 1, 2003
                                         ------------         -------------             -------------             ------------
                                                                        (Dollars In Thousands)
Real Estate Loans:
    One To Four Unit Residential        $     443,394       $            301           $         4,389            $     438,704
    Multifamily                                43,715                    189                     4,258                   39,268
    Commercial & Industrial                    54,879                  6,630                    25,591                   22,658
    Construction                               36,448                  9,634                     6,920                   19,894
    Land / Lots                                15,561                  2,013                     3,694                    9,854
                                        -------------         --------------            --------------            -------------
        Sub-total                             593,997                 18,767                    44,852                  530,378

Consumer Loans:
    Mobile Home Loans                           2,951                     --                        82                    2,869
    Loans On Deposit Accounts                   1,249                  1,244                         5                       --
    Home Equity Lines of Credit                12,204                     --                        --                   12,204
    Other Consumer Loans                        1,578                    233                       877                      468
                                        -------------         --------------            --------------            -------------
        Sub-total                              17,982                  1,477                       964                   15,541

Commercial Business Loans                       2,796                  1,437                       713                      646

Total Gross Loans Receivable            $     614,775         $       21,681            $       46,529            $     546,565
                                        =============         ==============            ==============            =============

Fixed Rate Loans                        $     161,223        $         6,357           $         8,612            $     146,254
Variable Rate Loans                           453,552                 15,324                    37,917                  400,311
                                              -------                 ------                    ------                  -------
    Total Gross Loans Receivable        $     614,775         $       21,681            $       46,529            $     546,565
                                        =============         ==============            ==============            =============


        Due to the significant increase in the Company's loan origination and purchase activity during the past three fiscal years and because of the higher level of prepayments which the Company experienced in fiscal 1998 in conjunction with a surge in mortgage refinancing stemming from the historically low and flat level of the Treasury yield curve, 89.5%% of the Company's total gross loans at June 30, 1998 were originated after January 1, 1990 and 61.0% were originated after January 1, 1996.

        Since the Company lends primarily in Southern California, its real estate collateral is concentrated in this region. This concentration is considered when determining the adequacy of the Company's allowance for loan and lease losses ("ALLL"). During the 18 months ended June 30, 1998, the Company commenced purchasing residential mortgages secured by property located outside of its core market areas as a means of reducing its exposure to unfavorable real estate valuations, weak local economic conditions, and / or a natural disaster in one or more of the Company's primary markets. However, despite these efforts, the vast majority of the Company's loans were collateralized by real estate located in Riverside and San Diego counties at June 30, 1998. Because of the limited availability and high cost of earthquake insurance, very little of the collateral underlying the Company's real estate loans is so insured, thus exposing the Company to potential financial loss should an earthquake of sufficient magnitude occur in California. For additional information concerning credit quality, please see "Provision For Estimated Loan Losses".

        Activity in the Company's allowances for estimated loan losses for the periods indicated is as follows:


                                                            At Or For The Year Ended June 30,
                                            -------------------------------------------------------------------
                                              1998           1997           1996           1995          1994
                                            -------        -------        -------        -------        -------
Allowance For Estimated Loan Losses:                              (Dollars In Thousands)

Balance At Beginning Of Period              $ 4,780        $ 3,068        $ 2,694        $ 2,682        $ 3,157

     Net Charge-offs:
         One To Four-Unit Residential          (711)          (872)          (320)           (46)           (36)
         Multifamily                           (197)           (26)            --             --             --
         Commercial & Industrial               (313)          (272)          (304)          (636)        (1,062)
         Commercial Business                    (90)            --             --             --             --
         Construction                          (449)          (217)           (10)            --             --
         Land / Lots                           (318)          (210)           (20)          (394)          (188)
         Consumer                              (181)           (38)           (26)          (114)           (66)
                                            -------        -------        -------        -------        -------
    Total Net Charge-offs                    (2,259)        (1,635)          (680)        (1,190)        (1,352)
    Allowance Acquired From PSSB                 --          2,963             --             --             --
    Provision Charged To Operations           3,750            384          1,054          1,202            877
                                            -------        -------        -------        -------        -------

Balance At End Of Period                    $ 6,271        $ 4,780        $ 3,068        $ 2,694        $ 2,682
                                            =======        =======        =======        =======        =======


        Loans originated by PSSB prior to its acquisition accounted for 73.6% of total fiscal 1998 charge-offs. The fiscal 1998 charge-off figure for construction loans was the result of a single credit originated by PSSB which was a component of the Company's foreclosed real estate inventory at June 30, 1998. The following tables present information associated with the Company's allowance for estimated loan losses in each of the categories listed at the dates indicated. Information concerning the percentage of the loan portfolio each of the following categories of loans represents at the reporting dates is presented in a prior table.



                                           June 30, 1998                         June 30, 1997
                                 ----------------------------------    ------------------------------------
                                    General    Specific       Total       General     Specific        Total
                                  Valuation   Valuation   Valuation     Valuation    Valuation    Valuation
                                 Allowances  Allowances  Allowances    Allowances   Allowances   Allowances
                                 ----------  ----------  ----------    ----------   ----------   ----------
                                                             (Dollars In Thousands)
Real Estate Loans
One To Four Unit Residential       $  946       $  653       $1,599       $  765       $  630       $1,395
Multifamily                           408          151          559          239          100          339
Commercial & Industrial             1,500        1,103        2,603        1,637          281        1,918
Construction                          297           --          297          257           --          257
Land / Lots                           357          366          723          317           86          403
                                   ------       ------       ------       ------       ------       ------
       Sub-total                    3,508        2,273        5,781        3,215        1,097        4,312

Other Loans
Home Equity Lines of Credit           109           --          109           32           --           32
Other Consumer Loans                   64          106          170           71          174          245
Commercial Business Loans              51          160          211          108           83          191
                                   ------       ------       ------       ------       ------       ------

       Total                       $3,732       $2,539       $6,271       $3,426       $1,354       $4,780
                                   ======       ======       ======       ======       ======       ======

                                                   June 30,
                                  ------------------------------------------
                                        1996            1995            1994
                                  ----------      ----------      ----------
                                       Total           Total           Total
                                   Valuation       Valuation       Valuation
                                  Allowances      Allowances      Allowances
                                  ----------      ----------      ----------
                                              (Dollars In Thousands)
Real Estate Loans
One To Four Unit Residential          $  792          $  702          $  696
Multifamily                               71              69              70
Commercial & Industrial                1,637           1,400           1,335
Construction                              77              48              70
Land / Lots                              342             303             319
                                      ------          ------          ------
      Sub-total                        2,919           2,522           2,490

Other Loans
Home Equity Lines of Credit               --              --              --
Other Consumer Loans                     149             172             192
Commercial Business                       --              --              --
                                      ------          ------          ------
     Total                            $3,068          $2,694          $2,682
                                      ======          ======          ======

        For financial ratios addressing the Company's credit quality, please refer to Item 6. "Selected Consolidated Financial And Other Data Of The Company".

        Specific valuation allowances increased significantly during fiscal 1998 due to the Company's continued detailed review of the loan portfolio acquired in conjunction with the PSSB purchase, updated financial information received from certain borrowers (particularly those with income property loans), and deterioration in collateral values underlying a few larger credits, including one instance of the discovery of potential environmental concerns.

        The following table sets forth at June 30, 1998, the amount of total gross loans receivable, including non-performing loans and loans held-for-sale, which are fixed versus adjustable rate. The adjustable rate loans are further segregated according to major categories of underlying indices.

                                                               Adjustable Rate Loans
                                                               ---------------------
                                        Fixed    11th Dist.    Treasury        Prime       Other
                                         Rate       COFI        Indices         Rate      Indices        Total
                                         ----    ---------      -------         ----      -------        -----
                                                               (Dollars In Thousands)
Real Estate Loans:
    One To Four Unit Residential     $138,725     $ 95,926     $198,345     $    921     $  9,477     $443,394
    Multifamily                         3,501       16,150       21,670        2,394           --       43,715
    Commercial & Industrial             3,970       33,978        6,519       10,412           --       54,879
    Construction                        6,027           --       17,569       12,402          450       36,448
    Land / Lots                         2,748        3,071        6,743        2,999           --       15,561
                                     --------     --------     --------     --------     --------     --------
        Sub-total                     154,971      149,125      250,846       29,128        9,927      593,997

Consumer Loans:
    Mobile Home Loans                   2,381          570           --           --           --        2,951
    Loans On Deposit Accounts           1,249           --           --           --           --        1,249
    Home Equity Lines Of Credit            --           --           --       12,204           --       12,204
    Other Consumer Loans                1,578           --           --           --           --        1,578
                                     --------     --------     --------     --------     --------     --------
        Sub-total                       5,208          570           --       12,204           --       17,982

Commercial Business Loans               1,044           --           --        1,752           --        2,796

Total Gross Loans                    $161,223     $149,695     $250,846     $ 43,084     $  9,927     $614,775
                                     ========     ========     ========     ========     ========     ========

        Additional information concerning fixed and adjustable rate loans is presented in the static gap table under "Asset / Liability Management and Interest Rate Risk" and in Note 6 to the Consolidated Financial Statements.

        During the past two fiscal years, the Company has emphasized the origination and purchase of variable rate loans tied to indices other than COFI in order to diversify its portfolio and because of concerns regarding the long term status of the COFI, as the number of savings institutions in the 11th District continues to decline in conjunction with merger and acquisition activity. As the mathematical determination of the COFI becomes concentrated in fewer institutions, funding decisions by a relatively few large institutions could potentially further reduce the correlation of COFI to changes in general market interest rates and / or the Company's cost of funds.

CREDIT QUALITY

        General. Although the Company's management believes that non-performing loans are generally well secured and / or reserved, real estate acquired through foreclosure is properly valued, and potential losses are provided for in the ALLL, there can be no assurance that future deterioration in local or national economic conditions, collateral values, or borrowers' financial status will not result in future credit losses and associated charges against operations. In regards to real estate acquired via foreclosure, although all such properties are being actively marketed, the Company's management cannot predict when these properties will be sold or what the terms of sale will be when they are sold. It is the Company's general policy to maintain recent (within 18 months) appraisals for all foreclosed properties.

        Non-performing Assets. At June 30, 1998, gross non-performing assets, which include non-performing loans, real estate acquired via foreclosure, and repossessed consumer assets, totaled $6.13 million, down $5.41 million from the prior fiscal year end. Non-performing assets rose significantly in fiscal 1997 following the acquisition of PSSB. During the latter half of fiscal 1997 and throughout fiscal 1998, a large volume of the troubled loans originated by PSSB prior to its acquisition were foreclosed upon, with much of the subject collateral sold by June 30, 1998. In total, $7.66 million in foreclosed real estate was sold during fiscal 1998.

        The $4.28 million in non-performing loans at June 30, 1998 included three larger credits totaling, in aggregate, $2.17 million. These loans were collateralized by a hotel, a parcel of land, and a commercial retail center, all located in Southern California. Two of these loans had specific valuation allowances assigned against them at June 30, 1998. Of the $1.85 million in gross real estate acquired via foreclosure at June 30, 1998, a condominium complex classified as a multifamily property represented $592,000. At June 30, 1998, this property was in escrow at a sales price above net book value.

        The following table provides information regarding gross non performing assets at the dates indicated:

                                                                        At June 30,
                                                 --------------------------------------------------------
                                                 1998          1997         1996        1995         1994
                                                 ----          ----         ----        ----         ----
                                                                   (Dollars In Thousands)
Non Accrual Loans Before Valuation Reserves     $ 4,276      $ 5,217      $ 1,301      $ 2,281      $ 2,636

Investment In Foreclosed Real Estate Before
     Valuation Reserves                           1,853        6,308        1,460        1,893        3,554

Investment In Repossessed Consumer Assets
     Before Valuation Reserves                        0           10            0            0            0
                                                -------      -------      -------      -------      -------

Total Gross Non Performing Assets               $ 6,129      $11,535      $ 2,761      $ 4,174      $ 6,190
                                                =======      =======      =======      =======      =======

Non Accrual Loans To Gross Loans                   0.72%        1.06%        0.56%        1.10%        1.25%
Non Performing Assets To Total Assets              0.59%        1.17%        0.33%        0.63%        1.04%


        The following table stratifies the Company's inventory of foreclosed properties as of June 30, 1998 by the nature of the underlying collateral.

                                        Gross      Valuation       Net          Percent Of
Type Of Real Estate Collateral         Balance     Allowances    Balance        Net Balance
------------------------------         -------     ----------    -------        -----------
                                                     (Dollars In Thousands)
One To Four Unit Residential            $  952       $   88       $  864          51.6%
Multifamily                                592           --          592          35.4%
Commercial & Industrial                     92           27           65           3.9%
Land / Lots                                217           64          153           9.1%
                                        ------       ------       ------         -----
     Total Foreclosed Real Estate       $1,853       $  179       $1,674         100.0%

        The figures reported above for real estate acquired via foreclosure at June 30, 1998 include three loans with a net investment of $124,000, before valuation allowances, reclassified to foreclosed real estate as a result of their not meeting the thresholds for classification as loans under SFAS No. 66.

        Delinquencies. The following tables present delinquencies in the Company's loan portfolio at the dates indicated.

                                                        Loans Delinquent 60-89 days at June 30,
                                          -----------------------------------------------------------------------
                                                 1998                       1997                    1996
                                          -------------------       -------------------       -------------------
                                          Number Of  Principal      Number Of  Principal      Number Of  Principal
(Dollars In Thousands)                     Loans      Balance       Loans       Balance       Loans       Balance
                                          ------       ------       ------       ------       ------       ------
Residential One To Four Unit                   7       $  498            9       $1,055            7       $  866
Multifamily                                    1          263           --           --           --           --
Commercial & Industrial Real Estate           --           --            1          110           --           --
Construction                                  --           --           --           --           --           --
Land/Lots                                      1          106            2        1,281            1           93
Commercial Business                            2           63            3          295           --           --
Consumer                                      --           --            3           67           --           --
                                          ------       ------       ------       ------       ------       ------
     Total                                    11       $  930           18       $2,808            8       $  959
                                          ======       ======       ======       ======       ======       ======

Delinquent loans to gross loans
     net of undisbursed funds                            0.16%                    0.57%                     0.42%


                                                        Loans Delinquent 90 Plus days at June 30,
                                          -----------------------------------------------------------------------
                                                 1998                       1997                    1996
                                          -------------------       -------------------       -------------------
                                          Number Of  Principal      Number Of  Principal      Number Of  Principal
(Dollars In Thousands)                     Loans      Balance       Loans       Balance       Loans       Balance
                                          ------       ------       ------       ------       ------       ------
Residential One To Four Unit                  20       $1,599           31       $3,416           11       $  982
Multifamily                                   --           --            2          439           --           --
Commercial & Industrial Real Estate            3        1,731            3        1,218           --           --
Construction                                  --           --           --           --           --           --
Land/Lots                                      1          754            2           32            2          319
Commercial Business                            2          111            2           57           --           --
Consumer                                       3           81           13           55           --           --
                                          ------       ------       ------       ------       ------       ------
     Total                                    29       $4,276           53       $5,217           13       $1,301
                                          ======       ======       ======       ======       ======       ======

Delinquent loans to gross loans
     net of undisbursed funds                            0.72%                    1.06%                     0.56%

Criticized And Classified Assets. The Company's inventory of criticized ("special mention") and classified ("substandard" and lower) assets experienced two significant increases in recent fiscal years:

- In September, 1997, immediately following the PSSB acquisition, total criticized plus classified assets nearly doubled to $43.50 million. In conjunction with its due diligence of PSSB, the Bank's management and third party credit consultants identified various weaknesses in the PSSB loan portfolio and required PSSB to recognize an additional $2.23 million in loss reserves immediately prior to the consummation of the acquisition. During the periods following the PSSB acquisition, management resolved a significant volume of the troubled PSSB credits through more aggressive collection efforts, foreclosure, workout, and charge-offs.

- The Company's inventory of criticized plus classified assets also rose significantly during the fourth quarter of fiscal 1998, following an extensive review of the Bank's credit portfolio by federal regulators, an external credit evaluation firm hired by the Company, and the new credit management team which joined the Bank in the latter half of fiscal 1998. This review highlighted exposure to certain localized markets where economic activity and associated real estate valuations had not recovered to the same degree as generally experienced in Southern California over the past 18 months. This review also identified a number of credits where the borrowers had experienced financial difficulty in the period since their last credit evaluation.

        The following table presents criticized and classified assets at the dates indicated.


                         Special
Date                     Mention     Substandard     Doubtful        Loss         Total
----                     -------     -----------     --------        ----         -----
                                             (Dollars In Thousands)
June 30, 1996            $11,070       $ 8,189       $    --       $ 3,139       $22,398
September 30, 1996        17,454        22,006            --         4,037        43,497
December 31, 1996         17,793        20,588            --         2,820        41,201
March 31, 1997            16,646        18,733            --         3,035        38,414
June 30, 1997              9,586        19,834            --         2,952        32,372
September 30, 1997         8,656        15,804            --         3,052        27,512
December 31, 1997          9,572        12,932            --         1,843        24,347
March 31, 1998            10,885        11,701            55         2,526        25,167
June 30, 1998             20,477        14,383            --         2,718        37,578

        At June 30, 1998, the remaining portfolio of loans originated by PSSB prior to its acquisition totaled $98.11 million in gross principal balance. Of this total, $75.05 million was comprised of residential mortgages and $12.11 million was composed of loans secured by commercial & industrial real estate.

        The Company implemented a revised credit management process during the fourth quarter of fiscal 1998. This revised process is more typical of those conducted by commercial banks, where an officer is assigned to each non-homogeneous credit, and each such credit is formally reviewed at least annually.

Impaired Loans. The Company defines a loan as impaired when it meets one or more of the following criteria:

- It is probable that the Company will be unable to collect all contractual principal and interest in accordance with the terms of the loan agreement.

-       The loan is ninety or more days past due.

- The loan is placed on non-accrual status although less than ninety days past due.

-       A specific valuation reserve has been allocated against the loan.

- The loan has been classified as "substandard" or lower by the Company's internal credit review process.

        At June 30, 1998, the Company had impaired loans totaling $10.68 million, which have related specific reserves of $2.54 million. The $10.68 million compares favorably to $16.33 million in impaired loans at June 30, 1997, with this improvement primarily stemming from the Company's cycling through the portfolio of troubled loans acquired through the purchase of PSSB. At June 30, 1997, total impaired loans included $8.60 million in loans originated by PSSB. By June 30, 1998, this figure had declined to $2.94 million.

        Of the $10.68 million in impaired loans at June 30, 1998, $6.40 million were on accrual status due to continued payment performance by the borrowers. The average recorded investment in impaired loans during the twelve months ended June 30, 1998 was $10.36 million. Interest income collected and recognized on impaired loans during fiscal 1998 totaled $726,000. Additional information concerning impaired loans is presented in Note 6 to the Consolidated Financial Statements.

DEPOSITS

        The Company reported total deposits of $866.72 million at June 30, 1998. This represented an increase of $27.07 million, or 3.2%, over total deposits of $839.66 million at June 30, 1997. Total deposits at June 30, 1996, prior to the PSSB acquisition, were $669.73 million. The Company achieved the fiscal 1998 deposit growth while at the same time reducing the weighted average cost of deposits from 4.84% to 4.67%. This reduction in deposit cost was generated by:

- a significant percentage increase in zero interest demand deposit balances, as the Company developed and introduced several new small business checking products and conducted checking-related sales and marketing campaigns during fiscal 1998

- less aggressive "sheet" or "base rate" pricing on certificates of deposit combined with flexible pricing adjustments based upon the aggregate relationship of the CD customers with the Bank

- the widespread implementation of promotional CD products which roll over into standard priced certificates upon maturity

- the introduction and marketing of new NOW and money market accounts with highly tiered balance and interest rate levels, which attracted both significant deposit inflows and relatively high average balance accounts

- pricing reductions on passbook based products in order to encourage customers to migrate into statement based products which present lower administrative and operating costs

        During fiscal 1998 , the Bank increased the range of branch services provided, as a means of both attracting additional deposits and earning non-interest income. Over the past twelve months, the Company has introduced foreign banknote and foreign wire services, enhanced its automated clearing house ("ACH") origination (electronic transfer) capabilities, and established an additional toll-free service number.

        The following table presents the deposit activity of the Company for the periods indicated:


                                           For the Fiscal Year Ended June 30,
                                           ----------------------------------
                                               1998                1997
                                            -----------        -----------
                                                (Dollars In Thousands)
Beginning Balance:                          $   839,655        $   669,725
    Branch Deposits Purchased                        --            164,687
        Customer Deposits                     1,863,356          1,384,369
        Customer Withdrawals                  1,872,018          1,412,165
                                            -----------        -----------
    Withdrawals In Excess Of Deposits            (8,662)           (27,796)
    Interest Credited On Deposits                35,731             33,039
                                            -----------        -----------
Net Increase In Deposits                         27,069            169,930
Ending Balance:                             $   866,724        $   839,655
                                            ===========        ===========

        At June 30, 1998, the Company had outstanding $119.67 million in certificate accounts in amounts of $100,000 or more, maturing as presented in the following table.


                                                            Average
                                                            Nominal
                                      Amount                 Rate
                                      ------                -------
                               (Dollars In Thousands)
Maturity Period:
Three Months Or Less                $ 29,447                5.45%
Over Three Through Six Months         24,359                5.56%
Over Six Through 12 Months            34,842                5.65%
Over 12 Months                        31,019                5.88%
                                    --------                ----
                  Total             $119,667                5.64%
                                    ========                ====


        The Bank is currently eligible to accept brokered deposits, and has in place agreements with two investment banking firms to obtain brokered deposits should the need for such funds arise and should the relative pricing of such funds compare favorably to alternative sources of liquidity.

        In fiscal 1999, the Company intends to continue altering its deposit mix to reduce its cost of funds, serve a greater number of the small businesses within its communities, and generate additional fee income. In this regard, the Company plans to increase its number of ATM's, reposition a number of its branches (see "Restructuring Charges" and Note 13 to the Consolidated Financial Statements), provide additional transaction processing services, and add night depositories to several branches. In addition, the Company's first supermarket branch is planned for fiscal 1999, offering customers greater convenience, added ATM security, and longer business hours.

        The Company's marketing plan for fiscal 1999 is integrated with the above delivery strategies. The Company intends to continue marketing to potential customers disaffected by the significant numbers of mergers, branch closures, and systems conversions occurring among the Company's competitors, including the three financial institutions which dominate the banking market in California (Bank Of America, Wells Fargo, and Washington Mutual). The Company also plans to continue its strategic focus of providing superior customer service as a key differentiation from larger financial institutions. However, there can be no assurances that the Company will be successful in these strategies, that its deposit base will continue to expand, or that its cost of funds will decline further.

        Additional information concerning the Company's deposits is presented in
Note 10 to the Consolidated Financial Statements.

BORROWINGS

        At June 30, 1998, the Company had borrowings of $85.00 million, all of which was composed of FHLB advances. Total borrowings increased $35.00 million during fiscal 1998 as the Company pursued funding to support its larger balance sheet in general, and loan portfolio in particular. From time to time, the Bank borrows advances from the FHLB with various characteristics based upon its asset /liability management program. These characteristics may include callable, putable, fixed, variable, and amortizing features. At June 30, 1998, borrowings included $20.00 million in FHLB advances which may be redeemed by the FHLB prior to maturity.

        From time to time, the Bank utilizes other types and sources of borrowings, including securities sold under agreements to repurchase, federal funds purchased, and dollar reverse repurchase agreements. The objective of the Bank's wholesale (non-customer) funding program is to acquire funds meeting targeted term structure characteristics at the lowest possible cost. During fiscal 1998, the Bank utilized limited term reverse repurchase agreements to fund short term investment positions which, while generating additional nominal net interest income, reduced the Company's average spread on total assets.

        Additional information concerning the Company's borrowings is presented in Notes 11 and 12 to the Consolidated Financial Statements.

LIQUIDITY

        Liquidity is actively managed to ensure sufficient funds are available to meet the ongoing needs of both the Company in general and the Bank in particular. Liquidity management includes projections of future sources and uses of funds to ensure the availability of sufficient liquid reserves to provide for unanticipated circumstances. The Bank's primary sources of liquidity are deposits, principal and interest payments (including prepayments) on its asset portfolios, retained earnings, FHLB advances, and other borrowings. The Bank's primary uses of funds include loan originations, customer drawdowns on lines of credit and construction loan LIP, loan purchases, customer withdrawals of deposits, interest paid on liabilities, and operating expenses.

        Both HFB's and the Bank's investment portfolios are structured to provide an ongoing source of cash from scheduled payments, anticipated prepayments from mortgage related assets, and periodic maturities, particularly from securities with balloon final payments. The Company's strategy over the past two years, which is planned to continue in fiscal 1999, is to reinvest available monthly cash flows, to the extent economically and operationally feasible, into new whole loan originations and purchases, in order to bolster net interest income and better utilize the Bank's strong risk based capital position.

        During fiscal 1998, the Bank augmented its available liquidity by executing wholesale CD agreements with investment banking firms, pledging additional collateral to the FHLB in order to expand borrowing capacity, positioning certain securities with safekeeping agents in order to facilitate rapid and relatively low cost reverse repurchase agreements, and obtaining three unsecured lines of short term credit from primary correspondent banks. On July 14, 1998, the Bank maintained over $250.00 million in untapped borrowing capacity with the FHLB. In addition, at June 30, 1998, the Company owned a significant volume of unpledged loans and securities which could be used for either liquidation or secured borrowings in order to meet future liquidity requirements.

        Throughout fiscal 1998, the Bank maintained its regulatory liquidity ratio at a level significantly in excess of that required by the OTS. At June 30, 1998, the Company maintained $40.15 million in loan funding commitments. The Company anticipates that it will have sufficient funds available to meet these commitments, not all of which will necessarily be drawn upon.

STOCKHOLDERS' EQUITY

Stockholders' equity increased from $81.03 million at June 30, 1997 to $83.78 million at June 30, 1998. This $2.75 million rise resulted from:

-       net income of $111,000

- a $1.28 million improvement in the net unrealized gain (loss) on securities available-for-sale, net of taxes, stemming from a combination of lower general market interest rates and the changes in mix implemented to the Company's investment and mortgage-backed securities portfolios during the fiscal year

- continued amortization of deferred stock compensation, with the largest components of such being the ESOP and the stock award component of the Stock Based Incentive Plan (see Note 17 to the Consolidated Financial Statements)

- the first exercise of stock options in the Company's history, with such exercises funded with Treasury stock, thereby increasing shareholders' equity

        Nominal book value per share increased from $12.90 at June 30, 1997 to $13.15 at June 30, 1998 due to the factors described above. Tangible book value per share improved more dramatically, from $11.15 per share at June 30, 1997 to $11.71 per share at June 30, 1998 due to the additional impact of the continued amortization of the core deposit intangibles created as a result of the San Diego county branch purchase and the PSSB acquisition.

CAPITAL RESOURCES

        The Bank's position as a "well capitalized" financial institution under the PCA regulatory framework is further enhanced by the additional capital and assets present at the HFB holding company level. At June 30, 1998, the consolidated GAAP capital position of the Bank was $74.09 million, while the consolidated GAAP capital position of the Company was $83.78 million. Note 2 to the Consolidated Financial Statements provides additional information concerning the Bank's regulatory capital position.

        Despite the presence of capital in excess of current regulatory requirements, the Company does not presently intend to initiate cash dividend payments until the core profitability of the Company improves and the Company produces a more regular stream of expanded earnings per share. The Company's Board Of Directors periodically reviews the desirability of additional stock repurchases based upon the market price of the Company's stock, internally projected earnings, and the financial attractiveness of alternative uses for available capital resources.

OFF BALANCE SHEET

        Over the past decade, the Company has utilized a variety of financial instruments to moderate its interest rate risk and manage its net interest margin, including off balance sheet transactions such as interest rate agreements including swaps, caps, and floors. The Company originally entered into its existing off balance sheet positions to synthetically adjust the duration of the Company's liabilities to more closely match that of its assets. As detailed in Note 19 to the Consolidated Financial Statements, these off balance sheet positions have generated a substantial negative impact upon the Company's profitability in recent years. However, by the end of January, 1999, all such positions will have matured, resulting in the Company's reporting a material reduction in interest expense and effective cost of funding, all else held constant.

        During fiscal 1998, the Company adopted a strategy of leasing, versus owning, its business sites in order to free cash for investment into interest earning assets and in order to provide future flexibility to respond to changes in financial services delivery in general and technological advances in particular. In conjunction with the rapid growth of the Internet as a significant communications medium and an expanding commerce medium, and the Company's anticipated introduction of supermarket banking, a majority of the building leases signed by the Company in the past two years have been for relatively short mandatory terms (one to five years), generally with additional option periods.

YEAR 2000 ISSUE

        The Year 2000 Issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is significantly subject to the potential impact of the Year 2000 Issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams.

        In order to address the Year 2000 Issue, the Company has developed and implemented a five phase plan divided into the following major components:

        1.      awareness
        2.      assessment
        3.      renovation
        4.      validation
        5.      implementation

        The Company has completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is to work with external vendors to test and certify their systems as Year 2000 compliant. Other important segments of the Year 2000 plan are to identify those loan customers whose possible lack of Year 2000 preparedness might expose the Bank to financial loss, and to highlight any servicers of purchased loans or securities which might present Year 2000 operating problems.

        The Board Of Directors has established a Year 2000 subcommittee to monitor progress with achieving and certifying Year 2000 compliance. In addition, the Company has utilized an external consulting firm to assist with its Year 2000 program. The Company's current plan is to complete the Year 2000 project by March 31, 1999. Final validation testing with the Company's primary data processor is scheduled for October, 1998.

        Following its completion of the assessment phase, the Company determined that a significant portion of its computer hardware and software required updating or replacement to achieve Year 2000 compliance. However, the Company is currently in the process of replacing its branch teller, administrative, and branch platform systems, as the existing systems were already slated for removal due to their age and limited capacity to support the Company's strategic plan. The new systems, which are scheduled to be installed and operational prior to December 31, 1998, will also provide Year 2000 compliance. If such new systems are not implemented in time, the Year 2000 issue could have a material unfavorable impact upon the operations of the Company. The range of unfavorable impacts might include the requirement to pay significant overtime to manually process certain transactions and added costs to process certain banking activity through a centralized administrative function.

        The Company has no internally generated programmed software coding to correct, as substantially all of the software utilized by the Company is purchased or licensed from external providers. The Company has determined that it has little to no exposure to contingencies related to the Year 2000 Issue for products it has sold.

        The Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. However, the response of certain third parties is beyond the control of the Company. To the extent that the Company does not receive adequate responses by December 31, 1998, it is prepared to develop contingency plans, with completion of these plans scheduled for no later than March 31, 1999. At this time, the Company cannot estimate the additional cost, if any, that might develop from such contingency plans. The Company is prepared to curtail credit availability to customers identified as having material exposure to the Year 2000 Issue. However, the Company's ability to exercise such curtailment may be limited by various factors, including existing legal agreements and potential concerns regarding lender liability.

        The Company's total Year 2000 estimated project cost, which is based upon currently available information, includes expenses for the review and testing of third parties, including government entities. However, there can be no guarantee that the hardware, software, and systems of such third parties will be without unfavorable Year 2000 issues and therefore not present a material adverse impact upon the Company.

        Year 2000 compliance costs incurred during fiscal 1998 totaled approximately $26,000, the majority of which was related to external consulting. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project related efforts. At this time, management currently estimates additional Year 2000 compliance costs, which are expensed on a current period basis, at between $50,000 and $200,000. This range of cost does not include normal ongoing costs for computer hardware (including ATM's) and software that would be replaced in the next year even without the presence of the Year 2000 Issue in conjunction with the Company's ongoing programs for updating its delivery infrastructure. The Company anticipates spending approximately $1.2 million in fiscal 1999 in conjunction with changes to the technological aspects of its delivery structure. The aforementioned Year 2000 project cost estimate may change as the Company progresses in its Year 2000 program and obtains additional information associated with and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Company's Year 2000 effort.

        Despite the Company's activities in regards to the Year 2000 Issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

IMPACT OF INFLATION AND CHANGING PRICES

        The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of most financial positions and operating results in terms of historical dollars without considering the changes in relative purchasing power of money over time due to inflation. Unlike industrial companies, the Company's assets and liabilities are nearly all monetary in nature. Consequently, relative and absolute interest rates present a greater impact on the Company's performance and condition than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. The Company's operating costs, however, are subject to the impact of inflation, particularly in the case of salaries and benefits costs, which typically constitute approximately one-half of the Company's total general & administrative expenses. During fiscal 1998, relatively low unemployment rates contributed to increased salary and benefits costs, especially as the Company sought to attract experienced commercial bankers to facilitate and accelerate its strategic transformation into a community based financial services firm.

RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board ("FASB") has recently released the following Statements, which are profiled in Note 1 to the Consolidated Financial Statements.

        SFAS No. 132: "Employer's Disclosures About Pensions And Other
                      Postretirement Benefits"

        SFAS No. 133: "Accounting For Derivative Instruments And Hedging
                      Activities"

Note 1 also contains a summary of the projected impacts of these Statements upon the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report ...................................................    60

Consolidated Statements of Financial Condition as of June 30, 1997 and 1998 ....    61

Consolidated Statements of Operations for the
         Fiscal Years Ended June 30, 1996, 1997 and 1998 .......................    63

Consolidated Statements of Changes In Stockholders' Equity .....................    65

Consolidated Statements of Cash Flows for the
         Fiscal Years Ended June 30, 1996, 1997 and 1998 .......................    66

Notes to Consolidated Financial Statements .....................................    69

INDEPENDENT AUDITORS' REPORT


The Board of Directors
HF Bancorp
Hemet, California

We have audited the accompanying consolidated statements of financial condition of HF Bancorp, Inc. and subsidiary (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Bancorp, Inc. and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Los Angeles, California
August 25, 1998

HF BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                        June 30,
                                                                              ----------------------------
                                                                                 1998              1997
                                                                              ----------        ----------
                                                                                (Dollars In Thousands)
ASSETS
Cash and cash equivalents (Note 3)                                            $   27,720        $   18,411
Securities available-for-sale, at estimated fair value:
    Investment securities (Note 4)                                                98,573           144,997
    Mortgage-backed securities (Note 5)                                          165,004           109,493
Securities held-to-maturity, at amortized cost:
    Investment securities (Note 4)                                                 9,647            26,794
    Mortgage-backed securities (Note 5)                                          123,596           151,369
Loans receivable (net of allowance for estimated loan losses of $6,271
    and $4,780 at June 30, 1998 and 1997) (Note 6)                               581,153           484,334
Loans held-for-sale                                                                3,763               335
Accrued interest receivable (Note 7)                                               6,038             7,332
Investment in capital stock of the Federal Home Loan Bank,
    at cost (Notes 4, 5, and 11)                                                   8,048             6,224
Premises and equipment, net (Note 8)                                               7,145             8,289
Real estate owned, net (Note 9):
    Acquired through foreclosure                                                   1,674             5,287
    Acquired for sale or investment                                                   --               418
Gross intangible assets (Note 21)                                                 12,118            14,471
Prepaid interest rate swap termination loss (Note 19)                                272             1,070
Other assets                                                                       1,086             5,925
                                                                              ----------        ----------

    Total assets                                                              $1,045,837        $  984,749
                                                                              ==========        ==========



See notes to Consolidated Financial Statements

HF BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                                                                                June 30,
                                                                                     -------------------------------
                                                                                        1998                   1997
                                                                                     -----------         -----------
                                                                                           (Dollars In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposit accounts (Note 10)                                                           $   866,724         $   839,655
Advances from the Federal Home Loan Bank (Note 11)                                        85,000              50,000
Accounts payable and other liabilities (Notes 13 and 17)                                   7,030               6,888
Income taxes (Note 14)                                                                     3,305               7,179
                                                                                     -----------         -----------
      Total liabilities                                                                  962,059             903,722


Commitment and contingencies (Note 18)


Stockholders' Equity (Notes 2 and 17):
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued                     --                  --
Common stock, $.01 par value; 15,000,000 shares authorized; 6,612,500 issued at June 30, 1998 and June 30, 1997; 6,369,103 outstanding at June 30, 1998
   and 6,281,875 outstanding at June 30, 1997                                                 66                  66

Additional paid-in capital                                                                51,557              51,355
Retained earnings, substantially restricted                                               38,552              38,441
Accumulated other comprehensive income (Note 16)                                             226              (1,050)
Deferred stock compensation                                                               (4,159)             (4,437)
Treasury stock, 243,397 shares at June 30, 1998 and 330,625 at June 30, 1997              (2,464)             (3,348)
                                                                                     -----------         -----------

     Total stockholders' equity                                                           83,778              81,027
                                                                                     -----------         -----------

Total liabilities and stockholders' equity                                           $ 1,045,837         $   984,749
                                                                                     ===========         ===========



See notes to Consolidated Financial Statements

HF BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                          Year ended June 30,
                                                                              ------------------------------------------
                                                                                1998             1997             1996
                                                                              --------         --------         --------
                                                                                         (Dollars In Thousands)
INTEREST INCOME:
Interest on loans                                                             $ 43,229         $ 32,406         $ 17,648
Interest on mortgage-backed securities                                          18,606           16,970           19,113
Interest and dividends on investment securities                                 12,456           17,146           13,594
                                                                              --------         --------         --------

     Total interest income                                                      74,291           66,522           50,355

INTEREST EXPENSE:
Interest on deposit accounts (Note 10)                                          40,880           38,081           23,780
Interest on advances from the Federal Home Loan
     Bank and other borrowings (Notes 11 and 12)                                 6,609            3,131            7,087
Net interest expense of hedging transactions (Note 19)                           1,796            2,872            3,192
                                                                              --------         --------         --------

     Total interest expense                                                     49,285           44,084           34,059

NET INTEREST INCOME BEFORE PROVISION
     FOR ESTIMATED LOAN LOSSES                                                  25,006           22,438           16,296

PROVISION FOR ESTIMATED LOAN LOSSES (Note 6)                                     3,750              384            1,054
                                                                              --------         --------         --------

NET INTEREST INCOME AFTER PROVISION
     FOR ESTIMATED LOAN LOSSES                                                  21,256           22,054           15,242

OTHER INCOME (EXPENSE):
Loan and other fees                                                                396              358              193
Net loss on sales of investment securities available-for-sale (Note 4)            (106)            (293)              --
Net gain on sales of mortgage-backed securities
   available-for-sale (Note 5)                                                     168            1,332               --
Impairment writedown on investment securities available-for-sale                   (16)              --               --
Gain on sales of loans                                                             198               39               --
Loss from real estate operations, net (Note 9)                                    (911)            (310)            (498)
Gain on sale of merchant bankcard portfolio                                        200               --               --
Amortization of intangible assets (Note 21)                                     (2,353)          (1,979)              --
Branch and deposit related fees                                                  2,272            1,331              598
Restructuring charges (Note 13)                                                 (1,060)              --               --
Other income                                                                       280              240              450
                                                                              --------         --------         --------

     Total other (expense) income                                                 (932)             718              743



See notes to Consolidated Financial Statements

HF BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                                                             Year ended June 30,
                                                             --------------------------------------------------
                                                                 1998                1997                  1996
                                                             -----------        -----------         -----------
                                                                           (Dollars In Thousands,
                                                                           except per share data)
GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and employee benefits (Note 17)                     $    10,099        $     9,443         $     6,832
Occupancy and equipment expense (Note 18)                          3,615              3,426               2,085
FDIC insurance and other assessments                                 734              1,202               1,321
Legal and professional services                                      763                881                 490
Data and item processing service costs                             2,243              2,087               1,049
Marketing expense                                                    618                606                 377
Supplies expense                                                     351                363                 184
Other operating expenses                                           1,698              1,285                 611
                                                             -----------        -----------         -----------
                                                                  20,121             19,293              12,949

Savings Association Insurance Fund special assessment                 --              4,757                  --
Benefit plan termination expense (Note 17)                            --              3,000                  --
                                                                                -----------
                                                                                      7,757

     Total general and administrative expenses                    20,121             27,050              12,949
                                                             -----------        -----------         -----------

EARNINGS (LOSS) BEFORE INCOME TAX
     EXPENSE (BENEFIT)                                               203             (4,278)              3,036

INCOME TAX EXPENSE (BENEFIT) (Note 14)                                92             (1,762)              1,089
                                                             -----------        -----------         -----------

NET EARNINGS (LOSS)                                          $       111        $    (2,516)        $     1,947
                                                             ===========        ===========         -----------

SHARES APPLICABLE TO BASIC EARNINGS PER
       SHARE (Note 15)                                         6,301,358          6,281,875           6,583,434

BASIC EARNINGS PER SHARE (Note 15)                           $      0.02        $     (0.40)        $      0.30
                                                             ===========        ===========         ===========

SHARES APPLICABLE TO DILUTED EARNINGS PER
       SHARE (Note 15)                                         6,490,881          6,281,875           6,583,434

DILUTED EARNINGS PER SHARE (Note 15)                         $      0.02        $     (0.40)        $      0.30
                                                             ===========        ===========         ===========



See notes to Consolidated Financial Statements

HF BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS AND SHARES IN THOUSANDS)



                                                 Common stock     Additional
                                                ----------------    paid-in     Retained  Deferred stock   Treasury
                                                Shares    Amount    capital     earnings   compensation     stock
                                                ------    ------  ----------    --------  --------------  -----------
BALANCE at July 1, 1995                          6,613     $66     $ 51,004     $ 39,010     $(3,703)     $        --
Purchase of common stock for
   deferred stock compensation plans                                                          (2,260)
Amortization of deferred stock compensation                             109                      555
Acquisition of treasury stock                                                                                  (3,348)
Comprehensive income:
    Net earnings                                                                   1,947
    Other comprehensive income:
      Change in net unrealized loss on
      securities, net of $2,152 in taxes

            Comprehensive income
                                                ------     ---     --------     --------     -------      -----------
BALANCE at June 30, 1996                         6,613      66       51,113       40,957      (5,408)          (3,348)

Amortization of deferred stock compensation                             242                      971
Comprehensive income:
   Net loss                                                                       (2,516)
   Other comprehensive income:
       Change in net unrealized gain on
       securities, net of $880 in taxes

             Comprehensive income
                                                ------     ---     --------     --------     -------      -----------
BALANCE at June 30, 1997                         6,613      66       51,355       38,441      (4,437)          (3,348)

Amortization of deferred stock compensation                             202                      278
Sale of treasury stock                                                                                            884
Comprehensive income:
   Net earnings                                                                      111
   Other comprehensive income:
       Change in net unrealized gain on
        securities, net of $892 in taxes

              Comprehensive income
                                                ------     ---     --------     --------     -------      -----------
BALANCE at June 30, 1998                         6,613     $66     $ 51,557     $ 38,552     $(4,159)     $    (2,464)
                                                ======     ===     ========     ========     =======      ===========


                                                   Accumulated
                                                     other           Total
                                                  comprehensive   stockholders'
                                                     income         equity
                                                  -------------   -------------
BALANCE at July 1, 1995                            $       769     $ 87,146
Purchase of common stock for
   deferred stock compensation plans                                 (2,260)
Amortization of deferred stock compensation                             664
Acquisition of treasury stock                                        (3,348)
Comprehensive income:
    Net earnings                                                      1,947
    Other comprehensive income:
      Change in net unrealized loss on
      securities, net of $2,152 in taxes                (3,078)      (3,078)
                                                                   --------
            Comprehensive income                                     (1,131)
                                                   -----------     --------
BALANCE at June 30, 1996                                (2,309)      81,071

Amortization of deferred stock compensation                           1,213
Comprehensive income:
   Net loss                                                          (2,516)
   Other comprehensive income:
       Change in net unrealized gain on
       securities, net of $880 in taxes                  1,259        1,259
                                                                   --------
             Comprehensive income                                    (1,257)
                                                   -----------     --------
BALANCE at June 30, 1997                                (1,050)      81,027

Amortization of deferred stock compensation                             480
Sale of treasury stock                                                  884
Comprehensive income:
   Net earnings                                                         111
   Other comprehensive income:
       Change in net unrealized gain on
        securities, net of $892 in taxes                 1,276        1,276
                                                                   --------
              Comprehensive income                                    1,387
                                                   -----------     --------
BALANCE at June 30, 1998                           $       226     $ 83,778
                                                   ===========     ========



See notes to Consolidated Financial Statements

HF BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                  Year ended June 30,
                                                                                     ------------------------------------------
                                                                                       1998             1997             1996
                                                                                     --------         --------         --------
                                                                                               (Dollars In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                                  $    111         $ (2,516)        $  1,947
Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating activities:
Write-down of interest only security                                                       16               --               --
Origination of loans held-for-sale                                                    (23,119)          (5,009)              --
Proceeds from sale of loans held-for-sale                                              19,530            4,713               --
Provisions for estimated loan and real estate losses                                    4,732              581            1,318
Direct write-offs from real estate operations                                              --               53              142
Depreciation and amortization                                                           1,193            1,271              777
Amortization of deferred loan fees                                                       (786)            (655)            (383)
Amortization (accretion) of premiums (discounts) on loans
    and investment and mortgage-backed securities, net                                    654              355              147
Amortization of intangible assets                                                       2,353            1,979               --
Federal Home Loan Bank stock dividend                                                    (398)            (379)            (299)
Gain on sales of mortgage-backed and investment securities available-for-sale             (62)          (1,039)              --
Gain on sales of loans held-for-sale                                                     (198)             (39)              --
Gain on sales of real estate, net                                                        (224)             (94)            (200)
Loss (gain) on sale of premises and equipment                                              17               (6)             (10)
Deferred income taxes                                                                  (1,128)          (1,593)             455
Decrease (increase) in accrued interest receivable                                      1,294           (1,072)          (2,940)
Increase (decrease) in accounts payable and other liabilities                             142            1,075          (29,480)
Decrease (increase) in other assets                                                     5,626            1,836           (9,153)
Other, net                                                                             (3,170)           3,853            1,182
                                                                                     --------         --------         --------

Net cash provided by (used in) operating activities                                     6,583            3,314          (36,497)



See Notes to Consolidated Financial Statements

HF BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                                                                     Year ended June 30,
                                                                        ------------------------------------------
                                                                          1998             1997             1996
                                                                        --------         --------         --------
                                                                                   (Dollars In Thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable                                        (102,882)        (100,975)         (24,634)
Purchases of mortgage-backed securities held-to-maturity                      --          (15,039)              --
Purchases of mortgage-backed securities available-for-sale              (110,082)         (76,946)         (21,272)
Principal repayments on mortgage-backed securities
       held-to-maturity                                                   27,487           21,586           24,429
Principal repayments on mortgage-backed securities
       available-for-sale                                                 45,474           14,024           14,701
Purchases of investment securities held-to-maturity                           --               --          (90,804)
Purchases of investment securities available-for-sale                    (94,873)         (37,968)        (122,000)
Principal repayments on investment securities held-to-maturity             1,182              648              595
Principal repayments on investment securities available-for-sale          18,423            5,555            7,134
Proceeds from sales of mortgage-backed and investment securities
       available-for-sale                                                 58,252           86,914               --
Matured / called investment and mortgage backed securities
       held-to-maturity                                                   16,000            8,144           16,000
Matured / called investment and mortgage backed securities
       available-for-sale                                                 75,033           36,428           52,000
Proceeds from sales of real estate acquired by foreclosure                 6,825            1,843            2,137
Proceeds from sales of real estate held for investment                       427            1,535              763
Additions to real estate owned                                                --               (6)            (123)
Proceeds from sale of premises and equipment                                 264               31               17
Acquisitions of premises and equipment                                      (330)          (1,850)          (2,694)
Redemption of Federal Home Loan Bank stock                                    --               --            1,800
Purchase of Federal Home Loan Bank stock                                  (1,426)              --           (1,618)
Cash payment for acquisition, net of cash received                            --          (14,707)              --
                                                                        --------         --------         --------
Net cash used in investing activities                                    (60,226)         (70,783)        (143,569)



See Notes to Consolidated Financial Statements

HF BANCORP, INC. AND SUBSIDIARY

                                                                                             Year ended June 30,
                                                                                ---------------------------------------------
                                                                                  1998              1997               1996
                                                                                ---------         ---------         ---------
                                                                                           (Dollars In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of deposit accounts                                                           --                --           185,189
Advances received from FHLB                                                       100,000                --            50,000
Proceeds from other borrowings                                                    213,000                --            98,875
Increase in deposit accounts                                                       27,069             5,247            12,199
Repayment of advances from FHLB                                                   (65,000)          (20,000)          (50,000)
Repayment of other borrowings                                                    (213,000)               --           (98,875)
Payments to acquire common stock for deferred stock compensation plans                 --                --            (1,983)
Payments to acquire treasury stock                                                     --                --            (3,348)
Proceeds from sale of treasury stock                                                  883                --                --
                                                                                ---------         ---------         ---------
Net cash provided by (used in) financing activities                                62,952           (14,753)          192,057

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                9,309           (82,222)           11,991

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     18,411           100,633            88,642
                                                                                ---------         ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  27,720         $  18,411         $ 100,633
                                                                                =========         =========         =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
Interest on deposit accounts and other borrowings                               $  11,402         $   8,660         $   9,840
                                                                                =========         =========         =========
Income taxes paid                                                               $      --         $     291         $   1,420
                                                                                =========         =========         =========

SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES:

Real estate acquired through foreclosure                                        $   7,323         $   7,048         $   1,931
                                                                                =========         =========         =========

Loans to facilitate the sale of real estate acquired through foreclosure        $   1,102         $   2,076         $     732
                                                                                =========         =========         =========

Transfer of mortgage-backed securities held-to-maturity to
available-for-sale classification                                                      --                --         $  24,321
                                                                                =========         =========         =========

Transfer of investment securities held-to-maturity to
available-for-sale classification                                                      --         $     250         $  59,022
                                                                                =========         =========         =========

Purchase of Palm Springs Savings Bank:
Fair value of assets purchased, excluding cash                                         --         $ 184,321                --
Fair value of liabilities assumed                                                      --          (169,614)               --
                                                                                ---------         ---------         ---------
Cash payment for acquisition, net of cash received                                     --         $  14,707                --
                                                                                =========         =========         =========



See notes to Consolidated Financial Statements

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

Principles of Consolidation - The consolidated financial statements include the accounts of HF Bancorp, Inc. ("HFB") and its wholly owned subsidiary Hemet Federal Savings & Loan Association ("Bank") and its wholly owned subsidiary First Hemet Corporation (collectively, the "Company"). First Hemet Corporation ("FHC") provides trustee services for the Bank and receives commissions from the sale of mutual funds, annuities, and other insurance products. All material intercompany transactions, profits, and balances are eliminated in consolidation.

In fourth quarter of fiscal 1998, the Bank completed the merger by and among First Hemet Corporation, (the "Surviving Corporation"), and H.F. Financial Corporation, Coachella Valley Financial Services Corporation, and PSSB Insurance Services. Prior to the merger, First Hemet Corporation was a wholly owned subsidiary of H.F. Financial Corporation. H.F. Financial Corporation, Coachella Valley Financial Services Corporation, and PSSB Insurance Services were wholly owned subsidiaries of Hemet Federal Savings & Loan Association.

Financial Statement Presentation and Use of Estimates - The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting years. Actual results could differ from those estimates.

Cash and Cash Equivalents - For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, securities purchased under agreements to resell, and certificates of deposit and United States Treasury securities with original maturities of 90 days or less.

Securities Available-for-Sale - Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy that may be sold in response to changes in interest rates, loan prepayments, or other factors, are classified as available-for-sale and carried at estimated fair value. Gains or losses on the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Unrealized holding gains or losses, net of tax, for securities available-for-sale are reported as a component of other comprehensive income per Statement Of Financial Accounting Standards ("SFAS") No. 130.

Securities Held-to-Maturity - Securities held-to-maturity are recorded at amortized cost with any premium or discount recognized in interest income using the interest method over the period to maturity. The Company has the positive intent and ability to hold these securities to maturity. The Company designates securities as held-to-maturity or available-for-sale upon acquisition.

Investment Securities - The Company's investment securities include collateralized mortgage obligations ("CMO's") issued by both federal Agencies and private entities ("private label CMO's"). Private label CMO's expose the Company to credit and liquidity risks not typically present in federal agency issued paper. Because of these added risks, private label CMO's have historically paid a greater rate of interest than similar agency CMO's, enhancing the yield of the Company's investment portfolio.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


Derivative Financial Instruments - The Company has entered into various interest rate swap agreements as part of its asset/liability management strategy. Swap income and expense is recorded using the accrual method and is classified as interest income or expense, net in Consolidated Statements of Operations.

On July 10, 1995, the Company terminated four interest rate swap agreements with an aggregate notional amount of $60.0 million, incurring a $4.9 million pre-tax loss. This loss was deferred for accounting purposes, and is being amortized as an increase to interest expense over the remaining contractual life of each of the swap agreements. The deferred loss will be completely amortized on November 21, 1998.

Loans Held-for-Sale - Loans originated and intended for sale in the secondary market are accounted for under SFAS No. 65, Accounting For Certain Mortgage Banking Activities, and SFAS No. 125, Accounting For Transfers And Servicing Of Financial Assets And Extinguishments Of Liabilities. Loans held for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value, grouped by category. Unrealized losses by category are recognized via a charge against operations. Realized gains and losses on such loans are accounted for under the specific identification method. Qualified loan origination fees and costs are retained and not amortized during the period the loans are held for sale. Since the Company's adoption of SFAS No. 125, all loan sales have occurred on a servicing released basis. At June 30, 1998, the Company therefore maintained no originated mortgage servicing rights ("OMSR's") on its balance sheet.

Loans Receivable - Loans receivable are stated at unpaid principal balances less undisbursed loan funds for construction loans, unearned discounts, deferred loan origination fees, and allowances for loan losses, plus unamortized premiums (including purchase premiums) and qualified deferred loan origination costs.

Interest on loans is accrued and credited to income as it is earned. However, interest is generally not accrued on loans over 90 days contractually delinquent. In addition, interest is not accrued on loans that are less than 90 days contractually delinquent, but where management has identified concern over future collection. Accrued interest income is reversed when a loan is placed on non-accrual status. Discounts, premiums, and net deferred loan origination fees are amortized into interest income over the contractual lives of the related loans using the interest method, except when the loan is in non-accrual status. Payments received on non-accrual loans are split between principal and interest based upon the terms of the underlying note.

Troubled Debt Restructured - A loan is considered "troubled debt restructured" when the Company provides the borrower certain concessions that it would not normally consider. The concessions are provided with the objective of maximizing the recovery of the Company's investment. Troubled debt restructures include situations in which the Company accepts a note (secured or unsecured) from a third party in payment of its receivable from the borrower, other assets in payment of the loan, an equity interest in the borrower or its assets in lieu of its receivable, or a modification of the terms of the debt including, but not limited to: (i) a reduction in the stated interest rate below market rates, (ii) an extension of maturity at an interest rate or other terms below market, (iii) a reduction in the face amount of the debt, and / or (iv) a reduction in the accrued interest.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


Allowances For Estimated Loan Losses - The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting By Creditors For Impairment Of A Loan, as amended by SFAS No, 118, Accounting By Creditors For Impairment Of A Loan - Income Recognition And Disclosures. SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate at the date of initial impairment, or, as a practical expedient, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual.

The Company considers a loan to be impaired when it is deemed probable by management that the Company will be unable to collect all contractual principal and interest payments in accordance with the terms of the original loan agreement. However, when determining whether a loan is impaired, management also considers the loan documentation, the current ratio of the loan's balance to collateral value, and the borrower's present financial position. Included as impaired loans are all loans contractually delinquent 90 days or more, all loans upon which accrual of interest has been suspended, and all loans that have a specific loss allowance applied to adjust the loan to fair value.

The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio, and utilizes the cash-basis method of accounting for payments received on impaired loans.

Specific valuation allowances are established for loans that are deemed impaired if the fair value of the loan or the collateral is estimated to be less than the Company's investment in the loan. In developing specific valuation allowances, management considers the estimated net sales proceeds from the loan or its collateral, cost of refurbishment, certain operating income and expenses, and the costs of acquiring and holding the collateral.

General valuation allowances for estimated loan losses are established based upon current economic conditions, historic loss experience, the composition of the loan portfolio, and other factors as deserve current recognition in estimating future credit losses. The allowance for estimated loan losses is increased by provisions to operations and decreased by charge-offs, net of recoveries.

Management believes that allowances for loan losses are adequate. However, additions to or recaptures from the allowances may be necessary based upon changes in economic conditions, borrower financial status, the regulatory environment, real estate values, and loan portfolio size and composition. Many of these factors are beyond the Company's control and, accordingly, periodic provisions for estimated loan losses may vary from time to time. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for estimated loan losses. Such agencies may develop judgements different from those of management and may require the Bank to recognize additional provisions against operations.

Real Estate Owned - Real estate acquired through foreclosure is initially recorded at the lower of cost or fair value less estimated costs to sell. If fair value less cost to sell is less than amortized cost, a charge against the allowance for estimated loan losses is recorded at property acquisition. Declines in property value subsequent to acquisition are charged to operations.

Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property and the terms of the sale and potential financing. These criteria are presented within SFAS No. 66, Accounting For Sales Of Real Estate, and APB No. 21, Interest On Receivables And Payables. Under certain circumstances, a gain on sale of real estate, or a portion thereof, may be deferred until the criteria are met. Losses on disposition of real estate, including expenses incurred in connection with the disposition, are charged to operations.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


Allowances For Estimated Real Estate Losses - Allowances for real estate acquired by foreclosure and real estate acquired for investment are established based upon management's estimates of fair market value less costs to sell. Such estimates may change from time to time based upon general economic conditions and the level of local demand for the specific properties. The Bank's allowances for real estate assets are also subject to review and adjustment by regulatory agencies.

Premises And Equipment - Land is carried at cost. Other premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight line method over the estimated useful lives of the assets or the term of the related lease, whichever is shorter. The useful lives for the principal classes of assets are:

          Asset                                      Useful Life
          ----------------------------------        -------------
          Buildings and improvements                5 to 40 years
          Furniture, fixtures, and equipment        3 to 10 years

The Company periodically evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, Accounting For Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of. An impairment is recognized for any long-lived assets whose carrying value is not recoverable. Long-lived assets held for disposition are isolated on the statement of condition, with no additional periodic depreciation or amortization recorded.

Amortization - The Company computes amortization via the straight-line method over the estimated useful lives of the related assets, including core deposit intangibles.

Intangible Assets - The core deposit intangible created in conjunction with the purchase of Palm Springs Savings Bank ("PSSB") on September 27, 1996 is being amortized to operations over the seven years ending September, 2003. Because the PSSB purchase was a non-taxable acquisition recorded under purchase accounting, the nominal core deposit intangible was adjusted per the requirements of SFAS No. 109. The core deposit intangible created in conjunction with the purchase of three branches from Hawthorne Savings, FSB in June, 1996 is being amortized to operations over the seven years ending June, 2003.

Income Taxes - The Company accounts for income taxes under SFAS 109, Accounting For Income Taxes. Accordingly, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of certain existing assets and liabilities, and their respective bases for Federal income and California franchise taxes. Deferred tax assets and liabilities are calculated by applying current effective tax rates against future deductible or taxable amounts. The effect upon deferred tax assets and liabilities of a change in tax rates is recognized in operations during the period that includes the enactment date.

Stock-Based Compensation - The Company accounts for its stock option and stock award plan under SFAS No. 123, Accounting For Stock-Based Compensation. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. These standards include the recognition of compensation expense over the vesting period of the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also permits entities to continue to apply the provisions of APB Opinion No. 25, Accounting For Stock Issued To Employees, and provide pro forma net earnings
(loss) and pro forma net earnings (loss) per share disclosures as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123 in the footnotes to its audited financial statements.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


Employee Stock Ownership Plan ("ESOP")- The Company accounted for the original acquisition of its common stock by the ESOP as a component of stockholders' equity recorded in a contra-equity account and reported as part of deferred stock compensation. The remaining balance of the shares owned by the ESOP continues to be recorded as a contra-equity account. The ESOP is a tax-qualified plan. In conjunction with the periodic allocation of shares to employee accounts, compensation expense is recognized based upon the fair value of the shares. This produces fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, such compensation expense fluctuations generate an offsetting adjustment to additional paid-in capital.

Earnings (Loss) Per Share - The Company follows SFAS No. 128, Earnings Per Share, to calculate basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that then shared in earnings.

Comprehensive Income - Effective June 30, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and disclosure of comprehensive income and its components. The Company displays all items that are required under SFAS No. 130 within the consolidated statements of stockholders' equity. As required by the Statement, prior periods have been reclassified for comparative purposes.

Segment Disclosure - Effective June 30, 1998, the Company adopted SFAS No. 131, Disclosures About Segments Of An Enterprise And Related Information. SFAS 131 establishes standards of reporting by publicly-held business enterprises and disclosure concerning operating segments in annual financial statements and, to a lesser extent, in interim financial reports. Because the Company operates a single line of business (commercial banking) and manages its operation under a unified management and reporting structure, no additional segment disclosures are provided.

Reclassifications - Certain reclassifications have been made to prior period financial statements to conform them to the current fiscal year presentation.

RECENT ACCOUNTING DEVELOPMENTS

Pensions And Other Postretirement Benefits - In February, 1998, the FASB issued SFAS No. 132, Employer's Disclosures About Pensions And Other Postretirement Benefits. This statement supersedes the disclosure requirements in SFAS No. 87 Employers' Accounting For Pensions, SFAS No. 88, Employers' Accounting For Settlements And Curtailments Of Defined Benefit Pension Plans And For Termination Benefits, and SFAS No. 106 Employers' Accounting For Postretirement Benefits Other Than Pensions. This Statement is effective for fiscal years beginning after December 15, 1997, and the Company has determined not to pursue early adoption. As this Statement addresses disclosure requirements only, the Company does not anticipate its having a significant effect upon the Company's financial condition or results of operations.

Derivatives - In June, 1998 the FASB issued SFAS No. 133, Accounting For Derivative Instruments And Hedging Activities. The Statement establishes revised accounting and disclosure standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement must be adopted for all quarters of fiscal years commencing after June 15, 1999. Early adoption is permitted. At this time, management has not determined whether to pursue early adoption. If early adoption is pursued, the anticipated impacts on the results of operations and statements of condition should generate only timing differences within fiscal quarters, as all of the Company's derivative positions existing at June 30, 1998 expire by the conclusion of the fiscal year ending on June 30, 1999.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


2.  REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could present a direct material effect upon the Bank's and Company's financial statements.

The Financial Institution Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") includes regulations which require the Bank to have a minimum regulatory tangible capital ratio (as defined) of 1.50%, a minimum regulatory core capital ratio (as defined) of 3.00%, and a regulatory risk based capital ratio (as defined) of 8.00%. The following table presents a reconciliation as of June 30, 1998 and 1997, between the Bank's capital under generally accepted accounting principles ("GAAP") and regulatory capital as presently defined under FIRREA, in addition to a review of the Bank's compliance with the FIRREA mandated capital requirements:


(Dollars In Thousands)                                           HEMET FEDERAL'S REGULATORY CAPITAL REQUIREMENTS UNDER FIRREA
                                                         --------------------------------------------------------------------------
                                                            TANGIBLE CAPITAL        CORE (TIER 1) CAPITAL      RISK-BASED CAPITAL
                                                         -----------------------   -----------------------  -----------------------
AS OF JUNE 30, 1998                                        AMOUNT      PERCENT        AMOUNT     PERCENT       AMOUNT     PERCENT
-------------------                                      -----------  ----------   -----------  ----------  -----------  ----------
Capital of the Bank presented on a GAAP basis            $    74,090               $    74,090              $    74,090
Adjustments to GAAP capital to derive
   regulatory capital:
     Net unrealized (gain) loss on debt securities
         classified as available for sale under SFAS 115        (211)                     (211)                    (211)
      Investments in and advances to
         "non-includable" consolidated subsidiaries               --                        --                       --
      Qualifying general allowance for estimated
            loan losses                                           --                        --                    3,732
      Net nonqualifying intangible assets                     (9,191)                   (9,191)                  (9,191)
                                                         -----------               -----------              -----------
Bank regulatory capital                                       64,688        6.29%       64,688        6.29%      68,420       15.80%
Less minimum capital requirement under FIRREA                 15,415        1.50%       30,831        3.00%      34,647        8.00%
                                                         -----------  ----------   -----------  ----------  -----------  ----------
Excess regulatory capital                                $    49,273        4.79%  $    33,857        3.29% $    33,773        7.80%
                                                         ===========               ===========              ===========
Additional information:
   Bank regulatory total assets (as defined)             $ 1,027,692
   Bank regulatory risk-based assets (as defined)        $   433,083


(Dollars In Thousands)                                           HEMET FEDERAL'S REGULATORY CAPITAL REQUIREMENTS UNDER FIRREA
                                                         --------------------------------------------------------------------------
                                                            TANGIBLE CAPITAL        CORE (TIER 1) CAPITAL      RISK-BASED CAPITAL
                                                         ----------------------     ----------------------    ---------------------
AS OF JUNE 30, 1997                                       AMOUNT       PERCENT       AMOUNT       PERCENT      AMOUNT      PERCENT
-------------------                                      ---------    ---------     ---------    ---------    ---------   ---------
Capital of the Bank presented on a GAAP basis            $  72,540                  $  72,540                 $  72,540
Adjustments to GAAP capital to derive
   regulatory capital:
     Net unrealized (gain) loss on debt securities
         classified as available for sale under SFAS 115     1,037                      1,037                     1,037
      Investments in and advances to
         "non-includable" consolidated subsidiaries         (1,026)                    (1,026)                   (1,026)
      Qualifying general allowance for estimated
            loan losses                                         --                         --                     3,425
      Net nonqualifying intangible assets                  (10,992)                   (10,992)                  (10,992)
                                                         ---------                  ---------                 ---------
Bank regulatory capital                                     61,559         6.36%       61,559         6.36%      64,984       16.55%
Less minimum capital requirement under FIRREA               14,523         1.50%       29,047         3.00%      31,418        8.00%
                                                         ---------    ---------     ---------    ---------    ---------   ---------
Excess regulatory capital                                $  47,036         4.86%    $  32,512         3.36%   $  33,566        8.55%
                                                         =========                  =========                 =========
Additional information:
   Bank regulatory total assets (as defined)             $ 968,217
   Bank regulatory risk-based assets (as defined)        $ 392,730

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


Federal thrift institutions such as the Bank are also subject to various provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Among these provisions are requirements for prompt corrective action in the event an insured institution fails to meet certain regulatory capital thresholds. The prompt corrective action regulations define five specific capital categories based upon an institution's regulatory capital ratios. These five capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution.

As of June 30, 1998, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum core capital, tier one risk based, and total risk based capital ratios as presented in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                              To be well-
                                                                                                           capitalized under
                                                                                 For capital               prompt corrective
                                                          Actual               adequacy purposes           action provisions
                                                   --------------------       --------------------       --------------------
                                                   Amount        Ratio         Amount       Ratio         Amount       Ratio
                                                   -------      -------       -------      -------       -------      -------
                                                                             (Dollars In Thousands)
AS OF JUNE 30, 1998:
   Total Capital (to risk weighted assets)         $68,420        15.80%      $34,647         8.00%      $43,308        10.00%
   Core Capital (to adjusted tangible assets)       64,688         6.29%       30,831         3.00%       51,385         5.00%
   Tangible Capital (to tangible assets)            64,688         6.29%       15,415         1.50%          N/A          N/A
   Tier 1 Capital (to risk weighted assets)         64,688        14.94%          N/A          N/A        25,985         6.00%

AS OF JUNE 30, 1997:
   Total Capital (to risk weighted assets)         $64,984        16.55%      $31,418         8.00%      $39,273        10.00%
   Core Capital (to adjusted tangible assets)       61,599         6.36%       29,047         3.00%       48,411         5.00%
   Tangible Capital (to tangible assets)            61,599         6.36%       14,523         1.50%          N/A          N/A
   Tier 1 Capital (to risk weighted assets)         61,599        15.67%          N/A          N/A        23,564         6.00%

The above figures were not adjusted for any qualitative judgements by regulators.

OTS regulatory capital regulations require that all equity investments in equity securities and real property (except real property used as offices for the conduct of the business and certain real estate owned) be deducted from total capital for purposes of the risk-based capital standard. At June 30, 1998, the Bank had no equity investments in real property or subsidiary subject to this deduction.

Management believes that, under current regulations, the Bank will continue to meet its minimum capital requirements in the coming year. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy and / or real estate markets where the Bank maintains most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

3.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents are summarized as follows:

                                                              June 30,
                                                       ----------------------
                                                       (Dollars In Thousands)
                                                         1998           1997
                                                       -------        -------
Cash on hand                                           $ 5,593        $ 9,571
Due from banks                                          14,317          5,485
Federal funds sold                                          --          3,355
Securities purchased under agreements to resell          7,810             --
                                                       -------        -------
                                                       $27,720        $18,411
                                                       =======        =======

4.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are presented below. All securities held are publicly traded.

                                                                         June 30, 1998
                                                     -----------------------------------------------------
                                                                     Gross         Gross         Estimated
                                                     Amortized     unrealized    unrealized        fair
                                                      cost           gains         losses          value
                                                     ---------     ----------    ----------      ---------
                                                                     (Dollars In Thousands)
Available-for-sale
Agency stripped mortgage-backed security-
  interest only                                      $   135        $    --        $    --        $   135
Agency collateralized mortgage obligations               966              4             --            970
Nonagency collateralized mortgage obligations         91,891             74            284         91,681
Agency notes                                           5,800             --             13          5,787
                                                     -------        -------        -------        -------
                                                     $98,792        $    78        $   297        $98,573
                                                     =======        =======        =======        =======
Held-to-maturity
Agency collateralized mortgage obligations           $ 4,647        $    88        $    --        $ 4,735
Agency notes                                           5,000             18             --          5,018
                                                     -------        -------        -------        -------
                                                     $ 9,647        $   106        $    --        $ 9,753
                                                     =======        =======        =======        =======


                                                                           June 30, 1997
                                                     ---------------------------------------------------------
                                                                      Gross            Gross         Estimated
                                                     Amortized      unrealized      unrealized         fair
                                                       cost           gains           losses           value
                                                     ---------      ----------      ----------       ---------
                                                                      (Dollars In Thousands)
Available-for-sale
Agency stripped mortgage-backed security-
  interest only                                      $    228        $     --        $     --        $    228
Agency collateralized mortgage obligations             10,887              24                          10,911
Nonagency collateralized mortgage obligations          16,393              13              33          16,373
Agency notes                                          119,999              --           2,514         117,485
                                                     --------        --------        --------        --------
                                                     $147,507        $     37        $  2,547        $144,997
                                                     ========        ========        ========        ========
Held-to-maturity
Agency collateralized mortgage obligations           $  5,794        $      9        $     --        $  5,803
Agency notes                                           21,000                             246          20,754
                                                     --------        --------        --------        --------
                                                     $ 26,794        $      9        $    246        $ 26,557
                                                     ========        ========        ========        ========

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)





                                                               June 30,
                                                         --------------------
                                                         1998            1997
                                                         ----            ----
Weighted average coupon rate at end of period:
  Investment securities held-to-maturity                 6.67%           7.12%
                                                         =====           =====
  Investment securities available-for-sale               7.10%           7.24%
                                                         =====           =====

Gross realized gains and losses on sale of investment securities available-for-sale are summarized as follows:


                                                                           Year ended June 30,
                                                              ---------------------------------------------
                                                                1998              1997               1996
                                                              ---------         ---------         ---------
                                                                         (Dollars In Thousands)
Gain on investment securities available-for-sale              $      --         $      10         $      --
Loss on investment securities available-for-sale                   (106)             (303)               --
                                                              ---------         ---------         ---------
Net (loss) on investment securities available-for-sale        $    (106)        $    (293)        $      --
                                                              =========         =========         =========

The following table presents the pledge status of the Company's investment securities at June 30, 1998 (figures are carrying values):

                                                     Pledged to         Not
                                                        FHLB          Pledged          Total
                                                      --------        --------        --------
                                                               (Dollars In Thousands)

Agency interest only mortgage-backed security         $     --        $    135        $    135
Agency collateralized mortgage obligations                 970              --             970
Non-agency collateralized mortgage obligations          84,026          12,302          96,328
Agency notes                                                --          10,787          10,787
                                                      --------        --------        --------

   Total carrying value                               $ 84,996        $ 23,224        $108,220
                                                      ========        ========        ========

The Company's collateralized mortgage obligations are in the form of nonequity debt instruments with stated principal amounts and stated interest rate terms. On a monthly basis, the Company reviews the expected recoverability of its investment in the interest only, stripped, mortgage-backed security.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

The following table segregates the carrying values of the Company's investment securities according to whether they present fixed or adjustable rates:


                                                           June 30,
                                                   ------------------------
                                                    1998             1997
                                                   --------        --------
                                                    (Dollars In Thousands)
Fixed
     Held-to-maturity                              $  9,610        $ 26,757
     Available-for-sale                              77,809         117,713
                                                   --------        --------
Total fixed rate investment securities             $ 87,419        $144,470
                                                   ========        ========

Adjustable
     Held-to-maturity                              $     37        $     37
     Available-for-sale                              20,764          27,284
                                                   --------        --------
Total adjustable rate investment securities        $ 20,801        $ 27,321
                                                   ========        ========


The scheduled maturities of Agency notes held-to-maturity and available-for-sale at June 30, 1998 were as follows:


                                     Held to maturity securities               Available for sale securities
                                 -----------------------------------       -------------------------------------
                                 Amortized     Estimated     Average       Amortized     Estimated       Average
                                   cost       fair value      Yield          cost        fair value       Yield
                                 ---------    ----------     -------       ---------     ----------      -------
                                                             (Dollars In Thousands)
Due in one year or less           $   --        $   --            --%        $   --        $   --            --%
Due from one to five years            --            --            --          5,800         5,787          6.00
Due from five to ten years         5,000         5,018          7.29             --            --            --
Due after ten years                   --            --            --             --            --            --
                                  ------        ------        ------         ------        ------        ------
Total / average                   $5,000        $5,018          7.29%        $5,800        $5,787          6.00%
                                  ======        ======        ======         ======        ======        ======


Collateralized mortgage obligations and the interest only mortgage-backed security have been excluded from the above table, as they are not due at any single maturity date.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


5.  MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of mortgage-backed securities are presented below. All securities held are publicly traded.

                                                                   June 30, 1998
                                                --------------------------------------------------------
                                                                 Gross           Gross         Estimated
                                                Amortized      unrealized      unrealized        fair
                                                  cost           gains           losses          value
                                                ---------      ----------      ----------      ---------
                                                                 (Dollars In Thousands)
Available-for-sale
Federal National Mortgage Association           $ 25,718        $    437        $      2        $ 26,153
Federal Home Loan Mortgage Corporation            28,627             270              --          28,897
Government National Mortgage Association         110,055              23             124         109,954
                                                --------        --------        --------        --------
                                                $164,400        $    730        $    126        $165,004
                                                ========        ========        ========        ========
Held-to-maturity
Federal National Mortgage Association           $ 67,260        $     18        $    869        $ 66,409
Federal Home Loan Mortgage Corporation             4,251             189              --           4,440
Government National Mortgage Association          52,085             445              98          52,432
                                                --------        --------        --------        --------
                                                $123,596        $    652        $    967        $123,281
                                                ========        ========        ========        ========


                                                                     June 30, 1997
                                                ---------------------------------------------------------
                                                                 Gross           Gross          Estimated
                                                Amortized      unrealized      unrealized        fair
                                                  cost           gains           losses          value
                                                ---------      ----------      ----------       ---------
                                                                 (Dollars In Thousands)
Available-for-sale
Federal National Mortgage Association           $ 23,822        $    496        $      3        $ 24,315
Federal Home Loan Mortgage Corporation            30,454             325              12          30,767
Government National Mortgage Association          54,495              11              95          54,411
                                                --------        --------        --------        --------
                                                $108,771        $    832        $    110        $109,493
                                                ========        ========        ========        ========
Held-to-maturity
Federal National Mortgage Association           $ 75,627        $     19        $  3,456        $ 72,190
Federal Home Loan Mortgage Corporation             6,581             242              --           6,823
Government National Mortgage Association          69,161             796              63          69,894
                                                --------        --------        --------        --------
                                                $151,369        $  1,057        $  3,519        $148,907
                                                ========        ========        ========        ========


                                                              June 30,
                                                       -----------------------
                                                        1998            1997
                                                       -------         -------
Weighted average coupon rate at end of period:
  Mortgage-backed securities held-to-maturity             6.84%           6.82%
                                                       =======         =======
  Mortgage-backed securities available-for-sale           7.02%           7.14%
                                                       =======         =======

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


Gross realized gains and losses on sale of mortgage-backed securities available for sale are summarized as follows:


                                                                               June 30,
                                                             --------------------------------------------
                                                               1998             1997               1996
                                                             ---------        ---------         ---------
                                                                        (Dollars In Thousands)
Gain on mortgage-backed securities available-for-sale        $     168        $   1,461         $      --
Loss on mortgage-backed securities available-for-sale               --             (129)        $      --
                                                             ---------        ---------         ---------
Net gain on mortgage backed securities
   available-for-sale                                        $     168        $   1,332         $      --
                                                             =========        =========         =========

The following table presents the pledge status of the Company's mortgage-backed securities at June 30, 1998 (figures are carrying values):

                                               Pledged to      Pledged to      Pledged to         Not
                                                  FHLB           Banks          Brokers         Pledged          Total
                                                --------        --------        --------        --------        --------
                                                                          (Dollars In Thousands)
Federal National Mortgage Association           $ 64,709        $     --        $  6,335        $ 22,369        $ 93,413
Federal Home Loan Mortgage Corporation             2,273           2,939              --          27,937          33,149
Government National Mortgage Association          52,085           2,206              --         107,747         162,038
                                                --------        --------        --------        --------        --------
     Total carrying value                       $119,067        $  5,145        $  6,335        $158,053        $288,600
                                                ========        ========        --------        --------        --------

The Bank pledges securities to the FHLB as collateral for advances, to commercial banks in conjunction with collateralizing certain public funds deposits, and with security brokers in association with the Bank's active interest rate swap positions.

The following table segregates the carrying values of the Company's mortgage-backed securities according to whether they present fixed or adjustable rates:


                                                                June 30,
                                                        ------------------------
                                                          1998            1997
                                                        --------        --------
                                                         (Dollars In Thousands)
Fixed
     Held-to-maturity                                   $ 69,034        $ 77,077
     Available-for-sale                                   33,317          24,371
                                                        --------        --------
Total fixed rate mortgage-backed securities             $102,351        $101,448
                                                        ========        ========

Adjustable
     Held-to-maturity                                   $ 54,562        $ 74,292
     Available-for-sale                                  131,687          85,122
                                                        --------        --------
Total adjustable rate mortgage-backed securities        $186,249        $159,414
                                                        ========        ========

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

6.  LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                                         June 30,
                                                               ----------------------------
                                                                 1998                1997
                                                               ---------          ---------
                                                                  (Dollars In Thousands)
Loans secured by real estate:
   One to four family                                          $ 439,584          $ 355,567
   Multi family                                                   43,715             25,584
   Commercial and Industrial                                      54,879             63,827
   Construction                                                   36,448             31,566
   Acquisition, development and land                              15,561             13,827
                                                               ---------          ---------
Loans secured by real estate                                     590,187            490,371
                                                               ---------          ---------

Other loans:
   Mobile home loans                                               2,951              3,642
   Commercial business loans                                       2,796              5,936
   Home equity lines of credit                                    12,204              3,597
   Loans secured by deposit accounts                               1,249              1,179
   Other consumer loans                                            1,578              1,607
                                                               ---------          ---------
Other loans, gross                                                20,778             15,961
                                                               ---------          ---------

(Less) / Plus:
     Undisbursed loan funds                                      (22,546)           (15,841)
     Unamortized yield adjustments                                (2,685)            (3,563)
     Unamortized loan premiums                                     1,690              2,186
     Allowance for estimated loan losses                          (6,271)            (4,780)
                                                               ---------          ---------
                                                                 (29,812)           (21,998)
                                                               ---------          ---------
Loans receivable, net                                          $ 581,153          $ 484,334
                                                               =========          =========

Weighted average nominal interest rate at end of period             7.76%              7.90%
                                                               =========          =========


The Company serviced loans for others in the amounts summarized below:

                                        June 30,
                                 ----------------------
                                  1998            1997
                                 -------        -------
                                 (Dollars In Thousands)
Loans serviced for others        $31,808        $42,922

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)

The Company's loan portfolio includes assets with a variety of interest rate adjustment parameters, based upon an array of capital market indices. At June 30, 1998, a majority of the Company's adjustable rate loans repriced based upon changes in the U.S. Treasury One Year Constant Maturity Index. Additional information concerning the mix of fixed and adjustable rate loans is presented in the following table:


                                                              June 30, 1998
                                                 ----------------------------------------
                                                  Fixed         Adjustable         Total
                                                 --------       ----------       --------
                                                          (Dollars In Thousands)
Loans secured by real estate:
   One to four family                            $134,914        $304,670        $439,584
   Multifamily                                      3,501          40,214          43,715
   Commercial and industrial                        3,970          50,909          54,879
   Construction                                     6,027          30,421          36,448
   Acquisition, development, and land               2,748          12,813          15,561
                                                 --------        --------        --------
Total loans secured by real estate, gross         151,160         439,027         590,187
                                                 --------        --------        --------


Other loans:
   Mobile home loans                                2,381             570           2,951
   Commercial business loans                        1,044           1,752           2,796
   Home equity lines of credit                         --          12,204          12,204
   Loans secured by deposit accounts                1,249              --           1,249
   Other consumer loans                             1,578              --           1,578
                                                 --------        --------        --------
Total other loans, gross                            6,252          14,526          20,778
                                                 --------        --------        --------

Total gross loans receivable                     $157,412        $453,553        $610,965
                                                 ========        ========        ========

As of June 30, 1998, included in gross loans receivable that contractually mature after one year are fixed rate loans of $151,055,000 and adjustable rate loans of $438,228,000.

Activity in the allowance for estimated loan losses is summarized as follows:

                                                            Year ended June 30,
                                                 ---------------------------------------
                                                  1998            1997            1996
                                                 -------         -------         -------
                                                         (Dollars In Thousands)
Balance, beginning of year                       $ 4,780         $ 3,068         $ 2,694
Provision for estimated loan losses                3,750             384           1,054
Allowance established at PSSB acquisition             --           2,963              --
Charge-offs                                       (2,259)         (1,712)           (680)
Recoveries                                            --              77              --
                                                 -------         -------         -------
Balance, end of year                             $ 6,271         $ 4,780         $ 3,068
                                                 =======         =======         =======

A summary of loan activities of executive officers and directors is as follows:

                                                          Year ended June 30,
                                                        -----------------------
                                                        1998              1997
                                                        -----             -----
                                                         (Dollars In Thousands)
Balance, beginning of year                              $ 361             $ 483
New loans                                                   7                 7
Repayments (including payoffs)                           (361)             (129)
                                                        -----             -----
Balance, end of year                                    $   7             $ 361
                                                        =====             =====

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


A majority of the Company's loans are collateralized by real estate located in Southern California.

An analysis of impaired loans is summarized as follows:


                         Accrual Status              Non Accrual Status           Total Impaired Loans
                    -------------------------     ------------------------      -------------------------
                                    Specific                     Specific                       Specific
                    Principal      Allowances     Principal     Allowances      Principal      Allowances
                    ---------      ----------     ---------     ----------      ---------      ----------
                                                   (Dollars In Thousands)
June 30, 1998        $ 6,401        $ 1,590        $ 4,276        $   949        $10,677        $ 2,539
June 30, 1997        $11,109        $   876        $ 5,217        $   627        $16,326        $ 1,503

The average investment in impaired loans during the period is summarized as follows:

                                                         Fiscal year ended June 30,
                                                         --------------------------
                                                           1998           1997
                                                          -------        -------
                                                          (Dollars In Thousands)
Average investment in impaired loans during period        $10,360        $16,247



A summary of nonaccrual loans is presented as follows:

                                                                          June 30,
                                                             ----------------------------------
                                                              1998          1997          1996
                                                             ------        ------        ------
                                                                   (Dollars In Thousands)
Nonaccrual loans                                             $4,276        $5,217        $1,301
Interest income not recognized due to non performance           143           438           124
Interest income recognized on nonaccrual loans                  130           169            83


7.  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

                                                           June 30,
                                                     --------------------
                                                      1998          1997
                                                     ------        ------
                                                    (Dollars In Thousands)
Investment securities available-for-sale             $  733        $2,426
Mortgage-backed securities available-for-sale           972           678
Investment securities held-to-maturity                  138           500
Mortgage-backed securities held-to-maturity             713           873
Loans receivable                                      3,481         2,854
Other                                                     1             1
                                                     ------        ------
                                                     $6,038        $7,332
                                                     ======        ======

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


8.  PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                               June 30,
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------
                                                       (Dollars In Thousands)
Land                                                  $  1,877         $  1,956
Buildings                                                5,353            5,464
Leasehold improvements                                   1,734            2,670
Furniture, fixtures and equipment                        7,485            6,909
Automobiles                                                 30               95
                                                      --------         --------
                                                        16,479           17,094
Less accumulated depreciation and amortization          (9,334)          (8,805)
                                                      --------         --------
                                                      $  7,145         $  8,289
                                                      ========         ========

9.  REAL ESTATE OWNED


Real estate owned is summarized as follows:

                                                              June 30,
                                                       -----------------------
                                                        1998             1997
                                                       -------         -------
                                                        (Dollars In Thousands)
Real estate acquired through foreclosure               $ 1,853         $ 6,307
Less allowance for estimated real estate losses           (179)         (1,020)
                                                       -------         -------
                                                       $ 1,674         $ 5,287
                                                       =======         =======

Real estate acquired for sale or investment            $    --         $   995
Less allowance for estimated real estate losses             --            (577)
                                                       -------         -------
                                                       $    --         $   418
                                                       =======         =======

Activity in the allowance for estimated real estate losses is summarized as follows:

                                                                    June 30,
                                                    ---------------------------------------
                                                     1998             1997            1996
                                                    -------         -------         -------
                                                              (Dollars In Thousands)
Real estate acquired through foreclosure
Balance, beginning of year                          $ 1,020         $   381         $   532
Provision for estimated real estate losses              982             148             123
Charge-offs, net of recoveries                       (1,823)             --            (274)
Allowance established at acquisition of PSSB             --             491              --
                                                    -------         -------         -------
Balance, end of year                                $   179         $ 1,020         $   381
                                                    =======         =======         =======

Real estate acquired for sale or investment
Balance, beginning of year                          $   577         $ 1,536         $ 1,395
Provision for estimated real estate losses               --              49             141
Charge-offs, net of recoveries                         (577)         (1,008)             --
                                                    -------         -------         -------
Balance, end of year                                $    --         $   577         $ 1,536
                                                    =======         =======         =======

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


Loss from real estate operations, net is summarized as follows:

                                                          Year ended June 30,
                                                  ---------------------------------
                                                  1998          1997          1996
                                                  -----         -----         -----
                                                        (Dollars In Thousands)
Gain on sales of real estate                      $ 224         $ 162         $ 200
Net real estate operating costs                    (153)         (222)         (292)
Provision for estimated real estate losses         (982)         (197)         (264)
Direct write-offs                                    --           (53)         (142)
                                                  -----         -----         -----
                                                  $(911)        $(310)        $(498)
                                                  =====         =====         =====

10.  DEPOSIT ACCOUNTS

Deposit accounts are summarized as follows:

                                                                        June 30,
                                         ----------------------------------------------------------------------
                                                      1998                                    1997
                                         -------------------------------         ------------------------------
                                                                 (Dollars In Thousands)
                                                              Weighted                               Weighted
                                                               average                                average
                                                              interest                               interest
                                           Balance              rate              Balance              rate
                                         -----------         -----------         -----------        -----------
Demand deposit accounts                  $    42,450                  --%        $    30,855                 --%
NOW accounts                                  45,781                1.80%             42,916               1.08%
Savings accounts                              88,008                2.82%            111,742               3.22%
Money market investment accounts              82,249                4.21%             38,620               3.50%
Certificate accounts*                        608,236                5.55%            615,522               5.70%
                                         -----------         -----------         -----------        -----------
                                         $   866,724                             $   839,655
                                         ===========                             ===========
Weighted average nominal interest
   rate at period-end                                               4.67%                                  4.84%
                                                             ===========                            ===========

* At June 30, 1998 and 1997, included in certificate accounts are 1,073 and 980 accounts totaling $119,667,000 and $109,980,000, respectively, with balances of $100,000 or more.


Interest expense on deposit accounts is summarized as follows:

                                                 Year ended June 30,
                                        -------------------------------------
                                         1998           1997           1996
                                        -------        -------        -------
                                               (Dollars In Thousands)
NOW accounts                            $   385        $   501        $   357
Savings accounts                          2,489          3,195          1,499
Money market investment accounts          3,928          1,063            879
Certificate accounts                     34,078         33,322         21,045
                                        -------        -------        -------
                                        $40,880        $38,081        $23,780
                                        =======        =======        =======


Certificate accounts are scheduled to mature as follows:

                                                            June 30,
                                                  ------------------------------
                                                    1998                  1997
                                                  --------              --------
                                                     (Dollars In Thousands)
Within one year                                   $448,277              $471,996
Within two years                                   110,125                92,100
Within three years                                  22,043                30,053
Within four years                                   12,535                 5,240
Within five years                                    9,520                12,786
Thereafter                                           5,736                 3,347
                                                  --------              --------
                                                  $608,236              $615,522
                                                  ========              ========

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


11.  ADVANCES FROM THE FEDERAL HOME LOAN BANK ("FHLB")

The Bank is an FHLB member and borrows from the FHLB through various types of collateralized advances, including, at various times, bullet, amortizing, and structured advances. Assets pledged to the FHLB to collateralize advances include the Bank's ownership interest in the capital stock of the FHLB, mortgage-backed and investment securities, and various types of qualifying whole loans. Additional information regarding the scheduled maturity of advances from the FHLB is summarized as follows:

                                                              June 30,
                                                    ----------------------------
                                                     1998                  1997
                                                    -------              -------
                                                       (Dollars In Thousands)
Within one year                                     $65,000              $    --
Within two years                                         --               50,000
Within three years                                   20,000                   --
                                                    -------              -------
Total Outstanding                                   $85,000              $50,000
                                                    =======              =======


                                                                          Year ended June 30,
                                                                     -----------------------------
                                                                        1998               1997
                                                                     ----------         ----------
                                                                              (Dollars In Thousands)
Average amount outstanding during the period                         $   96,923         $   60,769
                                                                     ==========         ==========
Maximum amount outstanding at any month-end during the period        $  140,000         $   70,000
                                                                     ==========         ==========
Weighted average interest rate during the period                           5.41%              5.15%
                                                                     ==========         ==========
Weighted average interest rate at the end of the period                    5.24%              4.97%
                                                                     ==========         ==========

12.  OTHER BORROWINGS

From time to time, the Company purchases federal funds and enters into reverse repurchase and dollar reverse repurchase agreements collateralized by investment and mortgage-backed securities. The following is a summary of other borrowings during the past two fiscal years:


                                                                        Year ended June 30,
                                                                     ------------------------
                                                                       1998            1997
                                                                     --------        --------
                                                                      (Dollars In Thousands)
Average amount outstanding during the period                         $ 10,769        $     --
                                                                     ========        ========
Maximum amount outstanding at any month-end during the period        $ 30,000        $     --
                                                                     ========        ========
Weighted average interest rate during the period                        5.62%             --%
                                                                     ========        ========
Weighted average interest rate at the end of the period                   --%             --%
                                                                     ========        ========

Reverse repurchase agreements are conducted only with a limited list of security dealers approved and monitored by the Company. The lender maintains possession of the collateral securing these agreements.

13.  RESTRUCTURING CHARGES

During the fourth quarter of fiscal 1998, the Company recorded a $1.06 million charge associated with restructuring the Bank's branch network and eliminating various positions, including a layer of management. The types of expenses included in the restructuring charge included costs for employee severance, lease buyouts, moving, abandoned building improvements, and construction work to return certain existing sites to "retail shell" or similar condition. At June 30, 1998, $716,000 of these charges remained accrued and were included in Accounts Payable And Other Liabilities on the Consolidated Statements of Financial Condition.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


14.  INCOME TAXES

Income taxes are summarized as follows:


                                                               Year ended June 30,
                                                    ---------------------------------------
                                                     1998            1997             1996
                                                    -------         -------         -------
                                                              (Dollars In Thousands)
Current tax expense (benefit)
  Federal                                           $     9         $  (172)        $   592
  State                                                 534               3              42
                                                    -------         -------         -------
                                                        543            (169)            634
Deferred tax expense (benefit)
  Federal                                                59          (1,118)            284
  State                                                (510)           (475)            171
                                                    -------         -------         -------
                                                       (451)         (1,593)            455
                                                    -------         -------         -------
          Total income tax expense (benefit)        $    92         $(1,762)        $ 1,089
                                                    =======         =======         =======


A reconciliation from the statutory income and franchise tax rates to the consolidated effective tax rates follows:


                                                                     Year ended June 30,
                                                              -------------------------------
                                                              1998         1997          1996
                                                              ----         ----          ----
Statutory federal income tax rate                             35.0%       (35.0)%        35.0%
State franchise tax, net of federal income tax benefit         7.9         (7.3)          4.5
Other                                                          2.6          1.1          (1.8)
                                                              ----        -----          ----
  Effective income tax rate                                   45.5%       (41.2)%        37.7%
                                                              ====        =====          ====


The deferred components of the Company's total income tax liabilities (assets), as included in the consolidated statements of financial condition, are summarized as follows:


                                                                    Year ended June 30,
                                                            ----------------------------------
                                                             1998          1997          1996
                                                            ------        ------        ------
                                                                  (Dollars In Thousands)
Deferred tax liabilities
Federal Home Loan Bank stock dividends                      $1,649        $1,465        $1,300
Depreciation                                                    82            --           359
Prepaid pension, net                                            --            --           136
Capitalized interest                                            --            15            47
Loan fees                                                      530           122            --
Net unrealized gain on securities available-for-sale           158            --            --
Purchase accounting adjustments - PSSB acquisition           3,624         4,404            --
Other                                                          480           276           354
                                                            ------        ------        ------
  Gross deferred tax liabilities                             6,523         6,282         2,196

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


                                                                          Year ended June 30,
                                                                ---------------------------------------
                                                                 1998            1997             1996
                                                                -------         -------         -------
                                                                        (Dollars In Thousands)
Deferred tax assets
  Net unrealized losses on securities available-for-sale             --            (738)         (1,635)
  Bad debt reserve                                               (1,751)         (1,479)           (893)
  Loan fees                                                      (1,619)             --            (405)
  Provision for losses                                               --            (262)           (700)
  Premium/discount on loans                                          --              --            (104)
  Real estate investments                                            --              --             (72)
  State taxes                                                        (2)           (180)            (29)
  California net operating loss                                      --            (209)             --
  Deferred gain on branch sale                                     (174)           (191)           (205)
  Depreciation                                                       --            (391)             --
  Prepaid retirement, net                                          (583)         (1,655)             --
  Core deposit intangible - Hawthorne branch acquisition           (437)           (212)             --
  Other                                                            (547)             (4)             --
                                                                -------         -------         -------
    Gross deferred tax assets                                    (5,113)         (5,321)         (4,043)

Valuation allowances                                                424             424             424
                                                                -------         -------         -------
    Net deferred tax liability (asset)                          $ 1,834         $ 1,385         $(1,423)
                                                                =======         =======         =======


Valuation allowances under SFAS No. 109 have been provided for state purposes to the extent uncertainty exists as to the recoverability of certain deferred state tax assets. Future reductions in the valuation allowance will be dependent upon a more-likely-than-not expectation of recovery of tax benefits.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


15.  EARNINGS PER SHARE

The Company adopted SFAS No.128, Earnings Per Share, effective December 31, 1997. Accordingly, basic earnings per share ("EPS") are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period. The computation of diluted EPS also considers the impact of shares issuable upon the assumed exercise of outstanding stock options and stemming from the grant of stock awards. All EPS presented have been restated in accordance with the provisions of SFAS No. 128. For fiscal 1996 through 1998, all of the Company's net income was available to common shareholders. A reconciliation of the denominators used in the computation of basic and diluted EPS is presented in the following table.

                                                    PLUS:         PLUS:
                                                  Treasury      Treasury
                                       EQUALS:      Stock        Stock         EQUALS:                       Shares        Shares *
                            LESS:      Shares      Method:       Method:       Shares *                        For           For
               Average     Average       For       Shares        Shares         For         Quarterly        Fiscal         Fiscal
               Total       Shares     Quarterly      For          For         Quarterly      Average           YTD           YTD
   Quarter     Shares     Treasury      BASIC       Stock        Stock         DILUTED        Share           BASIC        DILUTED
    Ending     Issued      Stock         EPS       Options       Awards          EPS          Price            EPS           EPS
   --------   ---------   ---------   ---------   ---------     ---------     ---------     -----------     ---------     ---------
   09/30/95   6,612,500           0   6,612,500           0             0     6,612,500                     6,612,500     6,612,500
   12/31/95   6,612,500           0   6,612,500           0             0     6,612,500                     6,612,500     6,612,500
   03/31/96   6,612,500           0   6,612,500           0             0     6,612,500     $      9.90     6,612,500     6,612,500
   06/30/96   6,612,500     116,264   6,496,236           0             0     6,496,236     $      9.77     6,583,434     6,583,434
   09/30/96   6,612,500     330,625   6,281,875          25            10     6,281,910     $      9.54     6,281,875     6,281,910
   12/31/96   6,612,500     330,625   6,281,875      41,097         8,462     6,331,434     $     10.86     6,281,875     6,306,672
   03/31/97   6,612,500     330,625   6,281,875      91,746        15,492     6,389,113     $     12.47     6,281,875     6,334,152
   06/30/97   6,612,500     330,625   6,281,875     113,369        18,232     6,413,476     $     13.47     6,281,875     6,353,983
   09/30/97   6,612,500     330,625   6,281,875     148,044        23,922     6,453,841     $     14.94     6,281,875     6,453,841
   12/31/97   6,612,500     326,343   6,286,157     184,928        30,785     6,501,870     $     16.60     6,284,016     6,477,856
   03/31/98   6,612,500     307,208   6,305,292     179,413        24,583     6,509,288     $     17.13     6,291,108     6,488,333
   06/30/98   6,612,500     280,391   6,332,109     148,744        17,672     6,498,525     $     16.98     6,301,358     6,490,881

* Diluted share counts are applicable only in the event of positive earnings under SFAS No. 128. Quarterly share counts represent unaudited figures.

16.  OTHER COMPREHENSIVE INCOME

Reclassification adjustments, as defined by SFAS No. 130, for the change in net gains (losses) included in other comprehensive income from investment and mortgage-backed securities classified as available-for-sale ("AFS") during the periods are summarized as follows:

                                                            Year ended June 30,
                                               ---------------------------------------------
                                                 1998              1997               1996
                                               ---------         ---------         ---------
                                                            (Dollars In Thousands)
Gross reclassification adjustment              $      62         $   1,039         $      --
Tax (expense) benefit                                (25)             (429)               --
                                               ---------         ---------         ---------
Reclassification adjustment, net of tax        $      37         $     610         $      --
                                               =========         =========         =========

A reconciliation of the net gain on AFS securities recognized in other comprehensive income is as follows:

                                                                                     Year ended June 30,
                                                                           ----------------------------    -------
                                                                            1998            1997             1996
                                                                           -------         -------         -------
                                                                                     (Dollars In Thousands)
Holding gain (loss) arising during the period, net of tax                  $ 1,313         $ 1,869         $(3,078)
Reclassification adjustment, net of tax                                        (37)           (610)             --
                                                                           -------         -------         -------
Net unrealized gain (loss) recognized in other comprehensive income        $ 1,276         $ 1,259         $(3,078)
                                                                           =======         =======         =======

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


17.  BENEFIT PLANS

Defined Benefit Pension Plan - Until fiscal 1998, the Bank maintained a tax qualified, non-contributory, defined benefit pension plan covering all employees who met both minimum age and length of service requirements. Costs under the defined benefit pension plan were calculated and funded under the Projected Unit Credit Actuarial Cost Method, which included amortization of past service costs. The Bank's funding policy was to fund pension costs within the minimum / maximum contribution permitted under the Employment Retirement Income Security Act of 1974 ("ERISA").

The Company determined to terminate the defined benefit pension plan towards the end of fiscal 1997, and at that time accrued estimated expenses to cover participant benefits that both were and would be vested in conjunction with the termination. During fiscal 1998, the Company was successful in terminating the defined benefit pension plan. The Company provided vested employees with their choice of either a lump sum distribution or an annuity. All of the assets of the defined benefit pension plan were distributed, and the Company recorded the final administrative and employee benefit costs associated with the plan.

Net pension cost for the defined benefit pension plan consists of the following:

                                                                    Year ended June 30,
                                                         ---------------------------------------
                                                          1998            1997             1996
                                                         -------         -------         -------
                                                                 (Dollars In Thousands)
Service cost benefits earned during the year             $    --         $   202         $   348
Interest cost on projected benefit obligations               327             607             524
Actual return on plan assets                                (355)           (640)           (971)
Net amortization and deferral                                  7             (45)            434
Adjustment to recognize the effect of curtailment             --           2,891              --
Adjustment to recognize the effect of settlement             237              --              --
                                                         -------         -------         -------
                                                         $   216         $ 3,015         $   335
                                                         =======         =======         =======

The following table sets forth the funded status of the defined benefit pension plan:

                                                                                     Year ended June 30,
                                                                         -----------------------------------------
                                                                           1998            1997             1996
                                                                         --------        --------         --------
                                                                                    (Dollars In Thousands)
Accumulated benefit obligation:
   Vested                                                                $     --        $(10,125)        $ (6,608)
   Nonvested                                                                   --          (1,040)            (323)
                                                                         --------        --------         --------
                                                                         $     --        $(11,165)        $ (6,931)
                                                                         ========        ========         ========

Projected benefit obligation for service to June 30                      $     --        $(11,165)        $ (8,422)
Plan assets at fair value at June 30                                           --           8,593            8,252
                                                                         --------        --------         --------
Projected benefit obligation (in excess of) less than plan assets              --          (2,572)            (170)
Unrecognized net loss                                                          --           1,367            1,382
Unrecognized net asset at July 1, 1986 being recognized
   over 15 years                                                               --             (71)             (89)
Unrecognized prior service cost                                                --              --              113
                                                                         --------        --------         --------

(Pension liability) prepaid pension cost recognized in
   consolidated statements of financial condition                        $     --        $ (1,276)        $  1,236
                                                                         ========        ========         ========

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.4% in 1997 and 7.5% in 1996. The expected long-term rate of return on assets was 8.5% in 1997 and 1996.

Employee Stock Ownership Plan And Trust - The Company established for eligible employees an Employee Stock Ownership Plan and Trust (ESOP) which became effective upon the conversion of the Bank from a mutual to a stock association (the "Conversion"). Eligible full-time and eligible part-time employees employed with the Bank who have been credited with at least 1,000 hours during a 12-month period and who have attained age 21 are eligible to participate.

The ESOP subscribed for 7.0% (or 462,875) of the shares of common stock issued in the Conversion pursuant to the subscription rights granted under the ESOP. On June 30, 1995, the ESOP borrowed $3,703,000 from the Company in order to fund the purchase of common stock. This initial loan was scheduled to be repaid over
9.5 years, with the funds for repayment sourced principally from the Company's contributions to the ESOP over a similar time period. The collateral for this original loan was the common stock purchased by the ESOP. The interest rate on the ESOP loan was 9.0%.

During fiscal 1998, the ESOP restructured its loan from the Company to extend the maturity until December 31, 2012 and render the plan (calendar) year of 1997 an interest-only payment period. The interest rate for the restructured loan remained 9.0%. As a result of the restructuring, the outstanding principal balance of the ESOP loan at both June 30, 1998 and 1997 was $2,962,400. The number of shares of common stock cumulatively allocated to employee accounts were 121,910 and 104,069 at June 30, 1998 and 1997, respectively.

Shares purchased by the ESOP are held in a trust account for allocation among participants as the loan is repaid. The number of shares allocated each plan year is dependent upon the ratio of that year's total loan payment to the aggregate payments scheduled to occur throughout the term of the loan. The annual allocation of shares is apportioned among participants on the basis of compensation in the year of allocation. ESOP benefits generally become 100% vested after an employee completes five years of credited service. Prior to the completion this service requirement, a participant who terminates employment for reasons other than death, retirement, or disability will not receive any benefit. Benefits are payable upon death, retirement, termination, or disability.

Periodic operating expense associated with the ESOP is recognized based upon both the number of shares pro-rata allocated and the periodic fair market value of the common stock. The restructuring of the ESOP loan reduced the number of shares allocated to plan participants during fiscal 1998, with a concomitant decrease in periodic operating expense. The expenses related to the ESOP for the years ended June 30, 1998, 1997, and 1996 were $164,000, $708,000, and $665,000 respectively. At June 30, 1998 and 1997, unearned compensation related to the ESOP approximated $2,603,000 and $2,651,000, respectively, and is shown as a reduction of stockholders' equity in the accompanying Consolidated Statements of Financial Condition.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


Directors Deferred Compensation Plan - The Company maintains a non-qualified deferred compensation plan ("DDCP") whereby directors have the option of deferring all or a portion of compensation otherwise currently payable in exchange for receipt after they cease serving as directors. Amounts deferred under the DDCP and retained as cash earn interest, compounded annually, based upon the Bank's highest certificate of deposit account rate (excluding accounts requiring deposits of $100,000 or more) in effect on January 1 of each year of the deferral or distribution period. Directors elections to defer compensation must be designated in advance of each plan year and meet other criteria established under the Internal Revenue Code for similar non-qualified plans. Benefits under the DDCP may be paid in a lump sum or annual installments over a period of years determined by the Company at its discretion. Included in accounts payable and other liabilities at June 30, 1998 and 1997 are $191,000 and $235,000, respectively, of deferrals related to the DDCP and maintained in cash.

The DDCP also provides that directors may elect to have their deferred compensation, or any portion thereof, invested in the common stock of the Company. Amounts deferred under the DDCP and converted to common stock are accounted for at fair value and are reported as a component of deferred stock compensation in the accompanying consolidated statements of financial condition. At June 30, 1998 and 1997, the fair value of compensation deferred under the DDCP and converted into common stock was $248,000 and $174,000 respectively.

Directors' Retirement Plan - The Company maintains a non-qualified retirement plan ("DRP") for those directors who have completed ten years of service or who have both attained the age of 65 and had five years of consecutive service as a director. The DRP provides that a participant will receive monthly benefits until death, equal to 60% of the basic monthly director's fee such participant received for the last month in which they served as director. Upon the retired participant's death, 50% of their benefit shall continue to be paid to their surviving spouse for the remainder of the spouse's life. If the participant dies while still serving as a director, 50% of the monthly retirement benefit that said participant would have received had they retired the day immediately preceding the date of their death shall be paid to their surviving spouse for the remainder of the spouse's life.

The DRP was closed to new participants effective March 31, 1995. Consequently, no new directors will be entitled to benefits under this plan. At June 30, 1998, seven retired directors, or their surviving spouses, were receiving monthly benefits under the DRP, and four active directors were eligible to receive future benefits.

As a defined benefit plan, the DRP is accounted for under SFAS No. 87. Net pension cost for the DRP consists of the following:

                                                           Year ended June 30,
                                                      ----------------------------
                                                      1998        1997        1996
                                                      ----        ----        ----
                                                         (Dollars In Thousands)
Service cost benefits earned during the year          $ 16        $  9        $  8
Interest cost on projected benefit obligations          80          46          44
Net amortization and deferral                           26          15           9
                                                      ----        ----        ----
                                                      $122        $ 70        $ 61
                                                      ====        ====        ====

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


The following table sets forth the funded status of the Directors' Retirement
Plan:

                                                                       June 30,
                                                           ---------------------------------
                                                            1998          1997          1996
                                                           -----         -----         -----
                                                                 (Dollars In Thousands)
Accumulated benefit obligation                             $(651)        $(594)        $(602)
                                                           =====         =====         =====

Projected benefit obligation for service to June 30        $(651)        $(642)        $(638)
Unrecognized net (gain) loss                                 (47)          (18)          (37)
Unrecognized net obligation at July 1, 1986
   being recognized over 15 years                             47            62            78
                                                           -----         -----         -----

Pension liability cost recognized in consolidated
   statements of financial condition                       $(651)        $(598)        $(597)
                                                           =====         =====         =====

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1998, 1997, and 1996.

Retirement Restoration Plan - The Bank maintained a non-qualified retirement plan ("RRP") to provide certain executives with additional retirement benefits aimed at replacing benefits curtailed under applicable federal restrictions related to the Bank's qualified defined benefit pension plan. In the event of the death of a vested participant, the RRP provides a two-thirds continuing benefit to a surviving spouse for the remainder of the spouse's life. The RRP was closed to future participants during fiscal 1997 in conjunction with the Bank's decision to terminate its defined benefit pension plan. Consequently, no new participants will be eligible for benefits under the RRP. At June 30, 1998, there was one vested participant in the RRP, and this participant was receiving monthly benefits.

As a defined benefit plan, the RRP is accounted for under SFAS No. 87. Net pension cost for the RRP consists of the following:

                                                                 June 30,
                                                      -------------------------------
                                                      1998         1997         1996
                                                      -----        -----        -----
                                                          (Dollars In Thousands)
Immediate recognition of initial liability            $  --        $  --        $  87
Interest cost on projected benefit obligations           18           14           --
                                                      -----        -----        -----
                                                      $  18        $  14        $  87
                                                      =====        =====        =====

The following table sets forth the funded status of the Retirement Restoration
Plan:

                                                                        June 30,
                                                           ---------------------------------
                                                            1998         1997           1996
                                                           -----         -----         -----
                                                                 (Dollars In Thousands)
Accumulated benefit obligation                             $(111)        $(101)        $ (87)
                                                           =====         =====         =====

Projected benefit obligation for service to June 30        $(111)        $(101)        $ (87)
                                                           -----         -----         -----

Pension liability cost recognized in consolidated
   statement of financial condition                        $(111)        $(101)        $ (87)
                                                           =====         =====         =====

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1998, 1997, and 1996.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


Stock Benefit Plans- The Company maintains the amended and restated HF Bancorp, Inc. Stock-Based Incentive Plan (the "Plan"), under which the Company provides stock option and stock award grants to directors and employees.

The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for the Plan. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount the director or employee must pay to acquire the stock. Because the Plan provides for the issuance of options at a price of no less than the fair market value at the date of grant, no compensation cost has been recognized for the stock option components of the Plan.

Had compensation costs for the stock option components of the Plan been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting For Stock Based Compensation, the Company's net income
(loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:


                                                                       Year ended June 30,
                                                   ---------------------------------------------------------
                                                       1998                   1997                  1996
                                                   -------------         -------------         -------------
                                                        (Dollars In Thousands, except per share data)
Net income (loss):
   As reported                                     $         111         $      (2,516)        $       1,947
   Pro forma                                                (290)               (2,790)                1,831

Basic earnings (loss) per common share:
   As reported                                     $        0.02         $       (0.40)        $        0.30
   Pro forma                                       $       (0.05)        $       (0.44)        $        0.28

Diluted earnings (loss) per common share:
   As reported                                     $        0.02         $       (0.40)        $        0.30
   Pro forma                                       $       (0.05)        $       (0.44)        $        0.28

Shares utilized in basic EPS calculations              6,301,358             6,281,875             6,583,434
Shares utilized in diluted EPS calculations            6,301,358             6,281,875             6,583,434


Stock Option Component of the Plan - Pursuant to the terms of the Plan, 811,250 shares of HF Bancorp, Inc. common stock are reserved for issuance under the stock option components of the Plan. To the extent that options are granted under the Plan, the shares underlying such options are unavailable for any other use including future grants under the Plan, except that options which terminate, expire, or are forfeited without having been exercised may be recycled into new grants.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


Nonstatutory Stock Options - Nonstatutory Stock Options may be granted to employees and outside directors. The exercise price of each Nonstatutory Stock Option is determined by the Board of Directors; and may not be less than the fair market value of HF Bancorp, Inc. common stock on the date of grant. The term of each Nonstatutory Stock Option shall be determined by the Board of Directors, but in no case shall such term exceed 10 years from the date of grant. Nonstatutory Stock Options vest and are exercisable as determined by the Board of Directors. However, all Nonstatutory Options granted will be immediately vested and exercisable in the event the optionee terminates his employment due to death, disability, or a change in control of Hemet Federal Savings & Loan or HF Bancorp, Inc. In the event optionee's employment is terminated for cause, all optionee rights under the optionee's Nonstatutory Options expire immediately. In the event optionee terminates his employment due to reasons other than death, disability, a change in control, and termination for cause, optionee's Nonstatutory Stock Options shall be exercisable only to the extent that such options were exercisable at the date of termination, and for a period of three months following termination, except in the case of retirement, which provides for an exercise period of twelve months following termination.

The Nonstatutory Stock Options do not provide for the granting of stock appreciation rights; however, all options were granted in tandem with limited stock appreciation rights exercisable in the event of a change in control of Hemet Federal Savings & Loan or HF Bancorp, Inc., as defined by the Plan.

Incentive Stock Options - Incentive Stock Options may be granted to employees. The exercise price of each Incentive Stock Option is determined by the Board of Directors, but may not be less than the fair market value of HF Bancorp, Inc. common stock on the date of grant. The term of each Incentive Stock Option shall be determined by the Board of Directors, but in no case shall such term exceed 10 years from the date of grant. Incentive Stock Options vest and are exercisable as determined by the Board of Directors. The Board of Directors may select various conditions or performance goals which must be satisfied prior to the Incentive Stock Options' becoming exercisable. Incentive Stock Options are designed to comply with Section 422 of the Internal Revenue Code ("IRC"). However, any Incentive Stock Options failing to qualify under the IRC are converted to Nonstatutory Stock Options.

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

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


The Stock Option components of the Plan as of June 30, 1998, 1997, and 1996, and changes during the years then ended, consist of the following:


                                                                           June 30,
                                        ---------------------------------------------------------------------------------
                                                 1998                        1997                           1996
                                        -----------------------     -----------------------     -------------------------
                                                       Weighted                    Weighted                      Weighted
                                                        average                    average                       average
                                                       exercise                    exercise                      exercise
                                         Shares          price       Shares         price         Shares          price
                                        --------       --------     --------       --------     -----------      --------
Options outstanding at the
   beginning of the fiscal year          523,185       $  10.06      595,340       $  10.04              --      $     --

Granted                                  242,000          15.67       44,000          10.06         595,340         10.04
Canceled                                (111,997)         10.27     (116,155)          9.97              --            --
Exercised                                (87,228)         10.05           --             --              --            --

Options outstanding at
   fiscal year end                       565,960          12.42      523,185          10.06         595,340         10.04

Options exercisable at
   fiscal year end                       163,528          10.47      109,183          10.04              --            --

Weighted average remaining
   contractual life of options
   outstanding at fiscal year end       8.3 years                   8.5 years                     9.5 years

Weighted average information
   for options granted during the
   fiscal year:

Fair value                              $   6.41                    $   4.37                    $      4.05

Assumptions utilized in the
   Black-Scholes option-pricing
   model:

   Dividend yield                           0.00%                       0.00%                          0.00%
   Expected stock price volatility         18.09%                      18.30%                         18.30%
   Risk-free interest rate                  5.86%                       6.52%                          5.65%
   Expected option lives                 8 years                     8 years                        8 years

Options available for future grants      158,062                     138,065                         65,910

At the July 30, 1998 Board Of Directors meeting, 10,000 options for the purchase of shares were issued at the then current market price of HF Bancorp, Inc. common stock ($17.56), leaving 148,062 shares available for future option grants.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


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

A summary of the status of the stock award component of the Plan as of June 30, 1998, 1997, and 1996, and changes and related expense during the years ended on those dates, is presented below:

                                                                                      June 30,
                                                                    ---------------------------------------------
                                                                      1998              1997              1996
                                                                    ---------         ---------         ---------
                                                                                (Dollars In Thousands)
Stock awards outstanding at the beginning of the fiscal year          121,227           195,075                --

Stock award activity during the fiscal year:
   Granted                                                             54,300                --           195,075
   Canceled                                                           (42,299)          (35,894)               --
   Vested                                                             (30,303)          (37,954)               --
                                                                    ---------         ---------         ---------

Stock awards outstanding at the end of the fiscal year                102,925           121,227           195,075

Available for future awards at the end of the fiscal year              27,193            39,194             3,300

Stock award compensation expense                                    $ 340,000         $ 354,000         $ 198,000


At the July 30, 1998 Board of Directors meeting, 3,300 shares were granted, leaving 23,893 shares available for future stock awards.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


18.  COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business, in order to meet the financing needs of its customers. These financial instruments represent commitments to fund loans. Commitments are issued following the Company's evaluation of each applicant's creditworthiness on a case-by-case basis. At June 30, 1998, the Company had outstanding loan funding commitments of $40,152,000, the majority of which were adjustable rate commitments. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Also, external market forces impact the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements.

As of June 30, 1998, minimum future operating lease commitments of the Company for real and personal property are as follows:


                                                                    (Dollars In Thousands)
First year                                                                $  909
Second year                                                                  718
Third year                                                                   626
Fourth year                                                                  618
Fifth year                                                                   622
Thereafter                                                                 2,450
                                                                          ------
                                                                          $5,943
                                                                          ======


The Company maintains standby letters of credit in which the Company stands ready to pay in the event that the customer defaults or fails to perform on the underlying contract with the third party. A summary of the standby letters of credit is as follows:


                                                        June 30,
                                             ------------------------------
                                             1998         1997         1996
                                             ----         ----         ----
                                                (Dollars In Thousands)
     Standby letters of credit               $152         $292         $876


The Company is involved in litigation concerning various transactions entered into during the normal course of business. Management does not believe that settlement of such litigation will have a material effect on the Company's financial position or results of operations.

The Company and Bank have negotiated an employment agreement with the chief executive officer. The employment agreement provides for the payment of severance benefits upon termination. The Company and Bank also maintain change in control agreements with six executive officers. These agreements result in severance payments following certain events associated with a change in control of the Bank or Company.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


19.  INTEREST RATE RISK MANAGEMENT - OFF-BALANCE SHEET ACTIVITIES

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

On July 10, 1995, the Company terminated four interest-rate swap agreements. The weighted average fixed payment rate paid and variable rate received on the four swaps were 9.53% and 6.11% respectively. The Company paid a termination fee of $4,856,000 which has been deferred and is being amortized over the remaining terms of the respective swap agreements. Additional information concerning these terminated swap agreements is as follows:

Terminated Interest Rate Swaps


                                                     Original            6/30/98             Loss
               Notional          Termination         Deferred           Deferred          Amortization
                Amount              Date               Loss               Loss             Completion
              -----------        -----------        -----------        -----------        -----------
              $10,000,000           07/10/95        $   557,730        $         0           03/27/97
               20,000,000           07/10/95          1,338,145                  0           04/30/97
               10,000,000           07/10/95            631,816                  0           11/25/97
               20,000,000           07/10/95          2,328,601            272,399           11/21/98
              -----------                           -----------        -----------

Total         $60,000,000                           $ 4,856,292        $   272,399
              ===========                           ===========        ===========

At June 30, 1998 and 1997, the Company maintained two active interest rate swap agreements with a total notional amount of $35,000,000. Additional information concerning these active swap agreements is as follows:

Active Interest Rate Swaps


                                         Rate               Basis               Rate              Basis
Notional             Maturity            Bank                Bank               Bank               Bank                Swap
 Amount                Date             Receives           Receives             Pays               Pays               Resets
-----------        -------------      -------------      -------------      -------------      -------------      -------------
$20,000,000             01/06/99      3 month LIBOR         Actual/360       9.800% Fixed            360/360          Quarterly
$15,000,000             01/30/99      3 month LIBOR         Actual/360       7.274% Fixed            360/360          Quarterly


Because of the relatively high fixed pay rate on the active swaps versus 3 month LIBOR, the positions have generated net interest expense in recent years, and the Bank would have been required to pay significant amounts to terminate the active swaps. The estimated fair values of the active swaps at June 30, 1998, 1997, and 1996 are presented in the following table:

                                                                                June 30,
                                                                 ---------------------------------------
                                                                  1998            1997            1996
                                                                 -------         -------         -------
                                                                         (Dollars In Thousands)
Estimated fair value (loss) of active interest rate swaps        $  (521)        $(1,473)        $(2,063)

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


Net interest expense recorded by the Company on interest rate swap agreements is summarized as follows:


                                                                 Year ended June 30,
                                                         ----------------------------------
                                                          1998          1997          1996
                                                         ------        ------        ------
                                                               (Dollars In Thousands)
Interest rate swaps                                      $  998        $1,061        $1,217
Amortization of deferred loss on swap termination           798         1,811         1,975
                                                         ------        ------        ------
                                                         $1,796        $2,872        $3,192
                                                         ======        ======        ======


There are certain risks associated with interest rate swaps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the interest-rate swap agreements are based and the terms of the hedged liabilities. In order to moderate these risks, the Company generally enters into interest-rate swap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such swaps, and the correlation between the hedged liabilities and indices utilized. There is no assurance that, in the event absolute or relative interest rates change, the cash flows associated with the interest rate swaps will change on the same basis and to the same magnitude as those associated with the balance sheet positions being hedged.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                                            June 30, 1998                     June 30, 1997
                                                     --------------------------         --------------------------
                                                     Carrying         Estimated         Carrying         Estimated
                                                      amount          fair value         amount          fair value
                                                     ---------        ---------         ---------        ---------
                                                                         (Dollars In Thousands)
ASSETS:
Cash and cash equivalents                            $  27,720        $  27,720         $  18,411        $  18,411
Investment securities available-for-sale                98,573           98,573           144,997          144,977
Mortgage-backed securities available-for-sale          165,004          165,004           109,463          109,463
Investment securities held-to-maturity                   9,647            9,753            26,794           26,557
Mortgage-backed securities held-to-maturity            123,596          123,281           151,369          148,907
Loans receivable, net                                  581,153          590,737           484,334          487,902
Loans held-for-sale                                      3,763            3,813               335              348
Federal Home Loan Bank stock                             8,048            8,048             6,224            6,224

LIABILITIES:
Term deposit accounts                                $ 608,236        $ 609,717         $ 615,522        $ 615,922
Other deposit accounts                                 258,488          258,488           224,133          224,133
Advances from the Federal Home Loan Bank                85,000           84,874            50,000           49,271

OFF-BALANCE SHEET:
Commitments to fund loans                                   --        $     401                --        $       3
Interest-rate swap agreements                               --             (521)               --           (1,473)
Standby letters of credit                                   --               --                --               --

The estimated fair values of cash and cash equivalents approximate carrying values reported in the Consolidated Statements Of Financial Condition.

The estimated fair values of investment and mortgage-backed securities were based upon market prices or dealer quotes. If quoted market prices are not available, estimated fair values were based upon quoted market prices of comparable instruments.

For purposes of calculating the estimated fair value of net loans receivable, loans were segregated by type, such as residential mortgages, multifamily loans, HELOC's, and commercial business loans. Each such category was further segregated between those loans with fixed and adjustable interest rates. Fair values were then estimated by discounting forecast future cash flows at rates based upon secondary market quotes for certain homogeneous categories of loans, and for non-homogeneous loans at the current rates at which similar loans would be made to borrowers with similar credit profiles and for the same remaining maturities.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


Estimated fair values for loans held-for-sale were calculated based upon secondary market quotes for the specific or similar loans.

The estimated fair value of Federal Home Loan Bank stock was based on its redemption value.

The estimated fair values of accrued interest receivable and accrued interest payable were equal to their carrying amounts.

The estimated fair values of term deposit accounts were calculated based upon projected contractual cash flows discounted at rates currently offered for similar deposits with similar remaining maturities. The estimated fair values of checking, savings, and money market (collectively, "other") deposit accounts is the amount payable on demand at the reporting dates.

The estimated fair values of advances from the Federal Home Loan Bank were calculated by discounting contractual cash flows using discount rates that reflect current FHLB borrowing rates for similar advances with like remaining terms to maturity.

The estimated fair values of commitments to fund loans are estimated using the fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, the estimated fair values also incorporate the difference between current levels of interest rates for similar commitments and the committed rates.

The estimated fair values of interest rate swap agreements were derived based upon the amount the Company would pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

The estimated fair values of standby letters of credit were determined by using the fees currently charged taking into consideration the remaining terms of the agreements and the creditworthiness of the counterparties.

The fair value estimates presented herein are based upon pertinent information available to management as of June 30, 1998 and 1997. The fair value amounts have not been comprehensively reevaluated since the reporting date. Therefore, current estimates of fair value and the amounts realizable in current secondary market transactions may differ significantly from the amounts presented herein.

21.  BUSINESS ACQUISITIONS

On September 27, 1996, the Company acquired Palm Springs Savings Bank ("PSSB") for approximately $16.3 million through the purchase of all outstanding shares of common stock. The acquisition brought the Company a net loan portfolio of $160.7 million and $164.7 million in deposits. The transaction was accounted for as a nontaxable acquisition under the purchase accounting method. The purchase premium was allocated to a segment of the acquired loan portfolio and to a core deposit intangible, which were both adjusted per the provisions of SFAS No. 109 due to the nontaxable nature of the purchase. Additional information concerning the purchase accounting and subsequent amortization of the allocated purchase premium is presented in the tables which follow.

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


ACQUISITION OF PALM SPRINGS SAVINGS BANK
Book Amortization Method / Term
   Loan Premium                                            Effective Yield / Life Of Loans Acquired
   Core Deposit Intangible                                             Straight Line / Seven Years

Tax Return Amortization Method / Term
   Loan Premium                                        Not Tax Deductible:  Non Taxable Acquisition
   Core Deposit Intangible                             Not Tax Deductible:  Non Taxable Acquisition

Monthly Pre-Tax Charge To Book Income
   Loan Premium                                               Variable Based Upon Loan Amortization
   Core Deposit Intangible:  Gross / Net                                             $  112,446           /           $   65,999

Monthly Book Amortization Reported As
   Loan Premium                                                        Reduction In Interest Income
   Core Deposit Intangible                                                    Non Operating Expense

                                                                             Nominal          Deferred
Balances As Of 6/30/98                                                        Assets         Tax Liabilities         Net
                                                                            ----------      ---------------     ----------
Loan Premium                                                                $1,690,148        $  698,136        $  992,012
Core Deposit Intangible                                                      7,084,107         2,926,176         4,157,931
                                                                            ----------        ----------        ----------
     Total                                                                  $8,774,255        $3,624,312        $5,149,943

Reduction In Regulatory Capital As Of 6/30/98
   Loan Premium                                                                                none
   Core Deposit Intangible, Net                                                         $ 4,157,931

Reduction In Tangible Book Value As Of 6/30/98
   Loan Premium                                                                                none
   Core Deposit Intangible, Net                                                         $ 4,157,931


Subsequent Adjustment
Adjustment Date                                                                            03/01/97

Nature Of Adjustment                                         Recognition Of Additional Core Deposit
                                                          Intangible Resulting From Trigger Of PSSB
                                                     Officer 24 Month Salary Continuation Agreement

Additional Core Deposit Intangible Created                                                $ 362,804

Book Amortization Method / Term                                           Straight Line / 79 months

Tax Return Amortization Method / Term                                     Straight Line / 24 months

Monthly Pre-Tax Charge To Book Income                                                       $ 4,592

Monthly Book Amortization Reported As                                         Non Operating Expense

Core Deposit Intangible Balance As Of 6/30/98                                             $ 289,325

Reduction In Regulatory Capital As Of 6/30/98                                             $ 289,325

Reduction In Tangible Book Value As Of 6/30/98                                            $ 289,325

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


During June 1996, the Company acquired deposit accounts totaling approximately $185.19 million and certain other assets of three retail branches in San Diego County. A premium of approximately $6.64 million was paid, all of which was allocated to core deposit intangible to be amortized, on a straight-line basis, over seven years. Additional information is provided in the following table:


ACQUISITION OF THREE HAWTHORNE SAVINGS BRANCHES
-----------------------------------------------
Transaction Date                                                        06/21/96

Deposits Acquired                                                  $ 185,189,446

Initial Core Deposit Intangible Created                              $ 6,642,079

Book Amortization Method / Term                      Straight Line / Seven Years

Tax Return Amortization Method / Term              Straight Line / Fifteen Years

Monthly Pre-Tax Charge To Book Income                                    $79,072

Monthly Book Amortization Reported As                      Non Operating Expense

Core Deposit Intangible Balance As Of 6/30/98                         $4,744,342

Reduction In Regulatory Capital As Of 6/30/98                         $4,744,342

Reduction In Tangible Book Value As Of 6/30/98                        $4,744,342

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


22.  PARENT COMPANY FINANCIAL INFORMATION

The following presents the unconsolidated financial statements of the parent company only, HF Bancorp, Inc. (Note 1).

HF BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENTS OF FINANCIAL CONDITION


                                                                                  June 30,
                                                                          -------------------------
                                                                            1998             1997
                                                                          --------         --------
                                                                            (Dollars In Thousands)
ASSETS:
Cash and cash equivalents                                                 $  1,249         $     92
Securities available-for-sale, at estimated fair value:
   Investment securities (amortized cost of $300 and $2,999
     at June 30, 1998 and 1997, respectively)                                  299            2,988
   Mortgage-backed securities (amortized cost of $6,581 and $4,056
     at June 30, 1998 and 1997, respectively)                                6,595            4,045
Accrued interest receivable                                                     44               25
Investment in subsidiary                                                    72,534           70,753
Receivables from subsidiary                                                  3,105            3,100
Other assets                                                                     5                4
Income taxes                                                                   (13)              24
                                                                          --------         --------

TOTAL ASSETS                                                              $ 83,818         $ 81,031
                                                                          ========         ========

TOTAL LIABILITIES                                                         $     40         $      4

TOTAL STOCKHOLDERS' EQUITY                                                  83,778           81,027
                                                                          --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 83,818         $ 81,031
                                                                          ========         ========

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


HF BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENTS OF OPERATIONS


                                                                         Year ended June 30,
                                                                --------------------------------------
                                                                 1998           1997            1996
                                                                -------        -------         -------
                                                                       (Dollars In Thousands)
INTEREST INCOME:
Interest on receivables from subsidiary                         $   267        $   283         $   317
Interest on mortgage-backed securities                              366            484             946
Interest - other                                                     60            358             468
                                                                -------        -------         -------

   Total interest income                                            693          1,125           1,731

OTHER INCOME (EXPENSE):
Other income                                                          3             --              --
Loss on sale of investment securities available-for-sale             --             (7)             --
                                                                -------        -------         -------
   Total other income (expense)                                       3             (7)             --

GENERAL & ADMINISTRATIVE EXPENSES:
Legal and professional services                                      95            119              76
Salaries and employee benefits                                       59             55              55
Other                                                               431            333             320
                                                                -------        -------         -------

   Total general & administrative expenses                          585            507             451

EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARY                          46         (2,862)          1,224
                                                                -------        -------         -------

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE                           157         (2,251)          2,504

INCOME TAX EXPENSE                                                   46            265             557
                                                                -------        -------         -------

NET EARNINGS (LOSS)                                             $   111        $(2,516)        $ 1,947
                                                                =======        =======         =======

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


HF BANCORP, INC. (PARENT COMPANY ONLY)

SUMMARY OF CASH FLOWS

                                                                                          Year ended June 30,
                                                                             ------------------------------------------
                                                                               1998             1997             1996
                                                                             --------         --------         --------
                                                                                        (Dollars In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings                                                          $    111         $ (2,516)        $  1,947
Adjustments to reconcile net earnings (loss) to cash
   provided by operating activities:
Amortization (accretion) of premiums (discounts) on
   investment and mortgage-backed securities                                       19                2              (12)
Loss on sale of mortgage-backed securities                                         --                7               --
(Increase) decrease in accrued interest receivable                                (19)              68              (93)
(Increase) decrease in receivables from subsidiary                                 (5)              13             (150)
Increase in liabilities                                                            36                4               --
(Increase) in other assets                                                         (6)              (4)              --
Decrease (increase) in income tax asset                                            16              (19)               4
Equity in net (earnings) loss of subsidiary                                       (46)           2,892           (1,224)
                                                                             --------         --------         --------

   Net cash provided by operating activities                                      106              447              472

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale                            (300)          (2,999)              --
Purchases of mortgage-backed securities available-for-sale                     (4,126)          (4,384)         (16,153)
Principal repayments on mortgage-backed securities available-for-sale           1,594              621            1,140
Proceeds from sales of investment securities available-for-sale                 2,000           14,724               --
Proceeds from matured/called investment securities available-for-sale           1,000               --               --
Capital contribution to subsidiary                                                 --          (13,000)              --
Paydown of loan to subsidiary                                                      --              370              370
                                                                             --------         --------         --------

     Net cash used in investing activities                                        168           (4,668)         (14,643)

CASH FLOWS FOR FINANCING ACTIVITIES:
Purchase of treasury stock                                                         --               --           (3,348)
Sale of treasury stock                                                            883               --               --
                                                                             --------         --------         --------
     Net cash provided by (used in) financing activities                          883               --           (3,348)
                                                                             --------         --------         --------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             1,157           (4,221)         (17,519)

CASH AND CASH EQUIVALENTS, beginning of year                                       92            4,313           21,832
                                                                             --------         --------         --------
CASH AND CASH EQUIVALENTS, end of year                                       $  1,249         $     92         $  4,313
                                                                             ========         ========         ========

HF BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


23.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results:


                                                        First             Second             Third                Fourth
(Dollars In Thousands, except per share data)          quarter            quarter            quarter              quarter
                                                     -----------         -----------        -----------         -----------
Fiscal 1998
   Interest income                                   $    18,235         $    18,759        $    18,637         $    18,660
   Interest expense                                       12,115              12,662             12,139              12,369
   Provision for estimated loan losses                       100                 300              2,300               1,050
   Net earnings                                              502                 727               (464)               (654)

   Shares applicable to basic EPS                      6,281,875           6,286,157          6,305,292           6,332,109
   Basic earnings per share                          $      0.08         $      0.12        $     (0.07)        $     (0.10)
   Shares applicable to diluted EPS                    6,453,841           6,501,870          6,305,292           6,332,109
   Diluted earnings per share                        $      0.08         $      0.11        $     (0.07)        $     (0.10)

Fiscal 1997
   Interest income                                   $    14,399         $    17,894        $    17,084         $    17,145
   Interest expense                                        9,833              11,680             11,335              11,236
   Provision for estimated loan losses                       179                  29                101                  75
   Net (loss) earnings                                    (2,339)                702                357              (1,236)
Shares applicable to basic EPS                         6,281,875           6,281,875          6,281,875           6,281,875
Basic earnings per share                             $     (0.37)        $      0.11        $      0.06         $     (0.20)
Shares applicable to diluted EPS                       6,281,875           6,331,434          6,389,113           6,281,875
Diluted earnings per share                           $     (0.37)        $      0.11        $      0.06         $     (0.20)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 1998, on pages 4 through 6. Information concerning executive officers who are not directors is also contained in Part I of this report pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 11. EXECUTIVE COMPENSATION

        The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 1998, on pages 7 through 14 (excluding the Report of the Compensation Committee and the Stock Performance Graph).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 1998, on pages 2 through 3 and pages 4 through 6.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 22, 1998, on page 15.



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

            3.  Management Contracts (see Item 14 (c), below).

        (b) Reports on Form 8-K Filed During the Quarter Ended June 30, 1998

                None.

        (c) Exhibits Required by Securities and Exchange Commission Regulation
S-K

   Exhibit Number
   --------------
       3.1               Amended Certificate of Incorporation of HF Bancorp, Inc. (1)

       3.2               Bylaws of HF Bancorp, Inc. (1)

       4.0               Stock Certificate of HF Bancorp, Inc. (1)

       10.1              Employment Agreement entered into between the Company and Mr. Cupp (2)

       10.2              Change In Control Agreements between the Company and executive and senior officers of the Company and / or Bank (2)

       10.2.1            Change In Control Agreement between the Company and Carl Raggio

       10.2.2            Change In Control Agreement between the Company and Mark Andino

       10.2.3            Change In Control Agreement between the Company and Tom Strait

       10.2.4            Change In Control Agreement between the Company and Maureen Clark

       10.2.5            Change In Control Agreement between the Company and Pamala Trotter

       10.2.6            Change In Control Agreement between the Company and Jeff Watson

       10.2.7            Change In Control Agreement between the Company and Janet Riley

       10.3              Hemet Federal Savings and Loan Association Employee Stock Ownership Plan and Trust (1)

       10.4              Hemet Federal Savings and Loan Association Retirement Restoration Plan (3)

       10.5              Hemet Federal Savings and Loan Association Directors Deferred Fee Stock Unit Plan (3)

       10.6              HF Bancorp, Inc. Amended and Restated Stock Based Incentive Plan (2) (4)

       21                Subsidiaries

       23                Consent Of Independent Accountants

       27                Financial Data Schedule


---------------

(1) Incorporated herein by reference into this document from the Exhibits to Form S-1 Registration Statement and any amendments thereto, filed March 14, 1994, Registration No. 33-90286.

(2)     Represents executive compensation plans and arrangements.

(3) Incorporated herein by reference into this document the Form 10-K for the fiscal year ended June 30, 1995 filed with the Commission on September 27, 1995, file No. 0-27522.

(4) Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders for the 1997 fiscal year filed with the Commission on September 25, 1997.

                                    SIGNATURE


        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HF Bancorp, Inc.


                                      By: /s/ Richard S. Cupp
                                          --------------------------------------
                                          Richard S. Cupp
Dated:  September 11, 1998                President and Chief Executive Officer


        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Name                                               Title                                    Date
        ----                                               -----                                    ----
/s/ Richard S. Cupp                          President and Chief Executive Officer             September 11, 1998
-------------------------------              (principal executive officer)
Richard S. Cupp

/s/ Mark R. Andino                           Chief Financial Officer
-------------------------------              (principal financial and accounting officer)      September 11, 1998
Mark R. Andino

/s/ J. Robert Eichinger                      Chairman of the Board                             September 11, 1998
-------------------------------

/s/ Norman M. Coulson                        Director                                          September 11, 1998
-------------------------------
Norman M. Coulson

/s/ Dr. Robert K. Jabs                       Director                                          September 11, 1998
-------------------------------
Dr. Robert K. Jabs

/s/ George P. Rutland                        Director                                          September 11, 1998
-------------------------------
George P. Rutland

/s/ Patricia A. "Corky" Larson               Director                                          September 11, 1998
-------------------------------
Patricia A. "Corky" Larson

/s/ Harold L. Fuller                         Director                                          September 11, 1998
-------------------------------
Harold L. Fuller

/s/ Leonard E. Searl                         Director                                          September 11, 1998
-------------------------------
Leonard E. Searl

/s/ William D. King                          Director                                          September 11, 1998
-------------------------------