Form 10-Q
period 1998-09-30
HF BANCORP INC
filed 1998-11-16
CIK 941547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998


             Securities and Exchange Commission File Number 0-25722



                                HF BANCORP, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                          33-0576146
(State or other jurisdiction                              (I.R.S. Employer Identification No.)
  of incorporation or organization)


                445 East Florida Avenue, Hemet, California 92543
               (Address of principal executive offices)(Zip Code)


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

         There were 6,395,303 shares of the Registrant's common stock, par value $0.01 per share, outstanding as of November 9, 1998.

HF BANCORP, INC. AND SUBSIDIARY
FORM 10-Q
INDEX


                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Statements Of Financial Condition As Of
                  September 30, 1998 (unaudited) and June 30, 1998                                        3 - 4

                  Consolidated Statements Of Operations (unaudited) For The
                  Three Months Ended September 30, 1998 and 1997                                          5 - 6

                  Consolidated Statements Of Changes In Stockholders' Equity (unaudited)
                  For The Three Months Ended September 30, 1998                                           7

                  Consolidated Statements Of Cash Flows (unaudited) For The
                  Three Months ended September, 1998 and 1997                                             8 - 9

                  Notes To Consolidated Financial Statements (unaudited)                                  10 - 12


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           13 - 33

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                               33


PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings                                                              34

Item 2.                    Changes In Securities                                                          34

Item 3.                    Defaults Upon Senior Securities                                                34

Item 4.                    Submission Of Matters To A Vote Of Security Holders                            34

Item 5.                    Other Information                                                              35

Item 6.                    Exhibits And Reports On Form 8-K                                               35




         Signature Page                                                                                   36

                         HF BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                        September 30,              June 30,
                                                                                                 1998                  1998
                                                                                        -------------              --------
                                                                                          (Unaudited)
                                                                                               (Dollars In Thousands)
ASSETS

Cash and cash equivalents                                                                    $ 47,214              $ 27,720
Securities available-for-sale, at estimated fair value:
   Investment securities (amortized cost of $104,701 and $98,792 at
         September 30, 1998 and June 30, 1998 respectively)                                   104,992                98,573
   Mortgage-backed securities (amortized cost of $263,438 and $164,400 at
         September 30,1998 and June 30,1998, respectively)                                    263,052               165,004
Securities held-to-maturity, at cost:
   Investment securities (estimated fair value of $9,753 at June 30, 1998)                         --                 9,647
   Mortgage-backed securities (estimated fair value of $123,281 at June 30, 1998)                  --               123,596
Loans receivable (net of allowance for estimated loan losses of $6,357
   and $6,271 at September 30, 1998 and June 30, 1998, respectively)                          603,979               581,153
Loans held-for-sale                                                                             6,622                 3,763
Accrued interest receivable                                                                     6,063                 6,038
Investment in capital stock of the Federal Home Loan Bank, at cost                              8,165                 8,048
Premises and equipment, net                                                                     5,753                 7,145
Assets held pending disposition, net of impairment allowances                                     207                    --
Real estate acquired through foreclosure, net                                                     972                 1,674
Gross intangible assets                                                                        11,530                12,118
Other assets                                                                                    1,051                 1,358
                                                                                            ---------             ---------

Total assets                                                                              $ 1,059,600           $ 1,045,837
                                                                                          ===========           ===========



See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)


                                                                                        September 30,              June 30,
                                                                                                 1998                  1998
                                                                                        -------------              --------
                                                                                          (Unaudited)
                                                                                               (Dollars In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Checking deposits                                                                         $ 85,643              $ 88,231
   Savings deposits                                                                            82,175                88,008
   Money market deposits                                                                       92,508                82,249
   Certificates of deposit                                                                    621,471               608,236
                                                                                              -------               -------
Total deposits                                                                                881,797               866,724

Advances from the Federal Home Loan Bank                                                       85,000                85,000
Accounts payable and other liabilities                                                          6,520                 7,030
Income taxes                                                                                    2,356                 3,305
                                                                                           ----------            ----------

   Total liabilities                                                                          975,673               962,059


Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued                          --                    --
Common stock, $.01 par value; 15,000,000 shares authorized; 6,612,500 issued at September 30, 1998 and June 30, 1998; 6,391,303 outstanding at
   September 30, 1998 and 6,369,103 outstanding at June 30, 1998                                   66                    66
Additional paid-in capital                                                                     51,659                51,557
Retained earnings, substantially restricted                                                    38,733                38,552
Accumulated other comprehensive income                                                           (279)                  226
Deferred stock compensation                                                                    (4,012)               (4,159)
Treasury stock, 221,197 shares at September 30, 1998 and 243,397 shares
   at June 30, 1998                                                                            (2,240)               (2,464)
                                                                                          ------------          ------------

   Total stockholders' equity                                                                  83,927                83,778
                                                                                           ----------            ----------

Total liabilities and stockholders' equity                                                $ 1,059,600           $ 1,045,837
                                                                                          ===========           ===========







See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                               FOR THE THREE MONTHS
                                                                                                ENDED SEPTEMBER 30,
                                                                                             -------------------------
                                                                                               1998             1997
                                                                                             --------         --------
                                                                                                (Dollars In Thousands)
INTEREST INCOME:
Interest on loans                                                                            $ 11,514          $ 9,829
Interest on mortgage-backed securities                                                          4,135            4,617
Interest and dividends on investment securities                                                 2,575            3,789
                                                                                             --------         --------

   Total interest income                                                                       18,224           18,235

INTEREST EXPENSE:
Interest on deposit accounts                                                                   10,265           10,383
Interest on advances from the Federal Home Loan
   Bank and other borrowings                                                                    1,573            1,246
Net interest expense of hedging transactions                                                      466              486
                                                                                              -------          -------

   Total interest expense                                                                      12,304           12,115

NET INTEREST INCOME BEFORE PROVISION
   FOR ESTIMATED LOAN LOSSES                                                                    5,920            6,120

PROVISION FOR ESTIMATED LOAN LOSSES                                                               600              100
                                                                                              -------          -------

NET INTEREST INCOME AFTER PROVISION
   FOR ESTIMATED LOAN LOSSES                                                                    5,320            6,020

OTHER INCOME (EXPENSE):
Loan and other fees                                                                               104               97
Net gain on sales of mortgage-backed securities available-for-sale                                 --               56
Net gain on sales of loans held for sale                                                           90               27
Income (expense) from real estate operations, net                                                 182             (443)
Amortization of intangible assets                                                                (588)            (588)
Branch and deposit related fees                                                                   590              450
Other income                                                                                      362               61
                                                                                              -------         --------

   Total other income (expense)                                                                   740             (340)



See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


                                                                                               FOR THE THREE MONTHS
                                                                                                ENDED SEPTEMBER 30,
                                                                                            --------------------------
                                                                                              1998             1997
                                                                                            ---------        ---------
                                                                                               (Dollars In Thousands)
GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and employee benefits                                                                $ 2,954               $ 2,545
Occupancy and equipment expense                                                                 1,095                   982
FDIC insurance and other assessments                                                              185                   181
Legal and professional services                                                                   241                   124
Data and item processing service costs                                                            562                   471
Marketing expense                                                                                 250                    89
Supplies expense                                                                                   88                    65
Other operating expenses                                                                          399                   366
                                                                                             --------              --------

     Total general and administrative expenses                                                  5,774                 4,823

EARNINGS BEFORE INCOME
     TAX EXPENSE                                                                                  286                   857

INCOME TAX EXPENSE                                                                                105                   355
                                                                                             --------               -------

NET EARNINGS                                                                                 $    181              $    502
                                                                                             ========              ========

SHARES APPLICABLE TO BASIC EARNINGS PER SHARE                                               6,385,090             6,281,875

BASIC EARNINGS PER SHARE                                                                       $ 0.03                $ 0.08
                                                                                               ======                ======

SHARES APPLICABLE TO DILUTED EARNINGS PER SHARE                                             6,501,665             6,453,841

DILUTED EARNINGS PER SHARE                                                                     $ 0.03                $ 0.08
                                                                                               ======                ======






See Notes to Consolidated Financial Statements

HF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS)

                                                                                Additional                    Deferred
                                                              Common stock         paid-in    Retained          stock-     Treasury
                                                           Shares     Amount       capital    earnings    compensation        stock
                                                           ------     ------    ----------    --------    ------------     --------
Balance at June 30, 1998                                    6,613       $ 66      $ 51,557    $ 38,552       $  (4,159)   $  (2,464)
Amortization of deferred stock compensation                    --         --           104          --             147           --
Sale of treasury stock                                         --         --            (2)         --              --          224
Comprehensive income:
   Net earnings                                                --         --            --         181              --           --
   Other comprehensive income:

        Change in net unrealized gain on available-            --         --            --          --              --           --
            for-sale securities, net of $198 in taxes          --         --            --          --              --           --
        Recognition of net unrealized loss on interest
            rate swaps designated as cash flow
            hedges, net of $156 in taxes                       --         --            --          --              --           --

Comprehensive income

Balance at September 30, 1998                               6,613       $ 66      $ 51,659    $ 38,733       $  (4,012)   $  (2,240)
                                                            =====       ====      ========    ========       =========    =========



                                                             Accumulated
                                                                   other            Total
                                                           comprehensive    stockholders'
                                                                  income           equity
                                                           -------------    -------------
Balance at June 30, 1998                                           $ 226         $ 83,778
Amortization of deferred stock compensation                          --               251
Sale of treasury stock                                               --               222
Comprehensive income:
   Net earnings                                                      --               181
   Other comprehensive income:

        Change in net unrealized gain on available-
            for-sale securities, net of $198 in taxes               (282)
        Recognition of net unrealized loss on interest
            rate swaps designated as cash flow
            hedges, net of $156 in taxes                            (223)            (505)
                                                                                    -----
Comprehensive income                                                                 (324)

Balance at September 30, 1998                                    $  (279)        $ 83,927
                                                                 =======         ========


See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                            FOR THE THREE MONTHS
                                                                                                          ----------------------
                                                                                                            ENDED SEPTEMBER 30,
                                                                                                          1998              1997
                                                                                                          ----              ----
                                                                                                          (Dollars In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                                          $    181          $    502

Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Origination of loans held-for-sale                                                                     (10,656)           (4,133)
Proceeds of sale of loans held-for-sale                                                                  7,888             2,275
Provisions for estimated loan and real estate losses                                                       609               526
Depreciation and amortization                                                                              262               350
Amortization of deferred loan fees                                                                        (250)             (214)
Amortization (accretion) of premiums (discounts) on loans
   and investment and mortgage-backed securities, net                                                      425                98
Amortization of intangible assets                                                                          588               588
Federal Home Loan Bank stock dividend                                                                     (117)              (94)
Gain on sales of mortgage backed and investment securities available-for-sale                               --               (56)
Gain on sales of loans held-for-sale                                                                       (90)              (27)
Gain on sales of foreclosed real estate, net                                                              (190)               (2)
(Gain) loss on sale of premises and equipment                                                              (78)                1
(Increase) decrease in accrued interest receivable                                                         (25)              300
Decrease in accounts payable and other liabilities                                                        (510)             (152)
(Increase) decrease in other assets                                                                        (72)              396
Other, net                                                                                                (120)              205
                                                                                                 --------------      -----------

                                                                                                        (2,155)              563
Net cash (used in) provided by operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans receivable                                                                       (23,700)          (42,544)
Purchases of mortgage-backed securities available-for-sale                                                  --           (53,754)
Principal repayments on mortgage-backed securities held-to-maturity                                         --             6,833
Principal repayments on mortgage-backed securities available-for-sale                                   24,130             6,596
Purchases of investment securities available-for-sale                                                  (27,226)               --
Principal repayments on investment securities held-to-maturity                                              --               272
Principal repayments on investment securities available-for-sale                                        20,086             1,415
Proceeds from sales of mortgage-backed and investment securities available-for-sale                         --            15,609
Matured / called investment and mortgage backed securities held-to-maturity                                 --             8,000
Matured / called investment and mortgage backed securities available-for-sale                           10,800                --
Proceeds from sales of real estate acquired by foreclosure                                               1,485             1,565
Proceeds from sales of real estate held for investment                                                      --               278
Proceeds from sale of premises and equipment                                                             1,228                41
Acquisitions of premises and equipment                                                                    (227)              (35)
                                                                                                    -----------        ----------

Net cash provided by (used in) investing activities                                                      6,576           (55,724)


See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                                            FOR THE THREE MONTHS
                                                                                                            ENDED SEPTEMBER 30,
                                                                                                          1998              1997
                                                                                                          ----              ----
                                                                                                          (Dollars In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Advances received from Federal Home Loan Bank                                                       $   57,000        $   45,000
Proceeds from other borrowings                                                                              --            50,000
Increase in deposit accounts                                                                            15,073            17,374
Repayment of advances from Federal Home Loan Bank                                                      (57,000)               --
Repayment of other borrowings                                                                               --           (50,000)
                                                                                                    ----------           --------

Net cash provided by financing activities                                                               15,073            62,374
                                                                                                        ------            ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               19,494             7,213

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                        27,720            18,411
                                                                                                        ------            ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $   47,214        $   25,624
                                                                                                    ==========        ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
Interest on deposit accounts and other borrowings                                                   $    3,229        $    2,298
                                                                                                    ==========        ==========

SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES:

Real estate acquired through foreclosure                                                            $      941        $    2,289
                                                                                                    ==========        ==========

Loans to facilitate the sale of real estate acquired through foreclosure                            $       92        $      227
                                                                                                    ==========        ==========

Transfer of mortgage-backed securities held-to-maturity to available-for-sale classification        $  123,596        $       --
                                                                                                    ==========        ==========

Transfer of investment securities held-to-maturity to available-for-sale classification             $    9,647        $       --
                                                                                                    ----------        ==========





See Notes to Consolidated Financial Statements

NOTE 1:  Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

        HF Bancorp Inc. ("HFB") is the holding company for Hemet Federal Savings & Loan ("Bank") and the Bank's subsidiary, First Hemet Corporation ("FHC"). The Company's headquarters are in Hemet, California. The Company offers a broad range of financial services to both consumers and small businesses. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current presentation.

        These unaudited consolidated financial statements and the information under the heading "Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations" have been prepared with the presumption that the users of this interim financial information have read, or have access to, the most recent audited consolidated financial statements and notes thereto of HF Bancorp, Inc. for the fiscal year ended June 30, 1998 included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

        The preparation of the consolidated financial statements of HF Bancorp, Inc. and subsidiary requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

NOTE 2:  Computation Of Earnings Per Share

        The Company calculates earnings per share ("EPS") in accordance with Statement Of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". All of the Company's net income has been available to common shareholders during the periods covered in this Form 10-Q. Basic and diluted EPS were calculated based upon the following information:

                                                         PLUS:         PLUS:
                                         EQUALS:      Treasury      Treasury       EQUALS:                     Shares      Shares *
                            LESS:         Shares         Stock         Stock      Shares *                        For           For
              Average     Average            For       Method:       Method:           For   Quarterly         Fiscal        Fiscal
                Total      Shares      Quarterly    Shares For    Shares For     Quarterly     Average            YTD           YTD
 Quarter       Shares    Treasury          BASIC         Stock         Stock       DILUTED       Share          BASIC       DILUTED
  Ending       Issued       Stock            EPS       Options        Awards           EPS       Price            EPS           EPS
  ------    ---------    --------      ---------    ----------    ----------     ---------   ---------      ---------     ---------
09/30/97    6,612,500     330,625      6,281,875       148,044        23,922     6,453,841      $14.94      6,281,875     6,453,841
12/31/97    6,612,500     326,343      6,286,157       184,928        30,785     6,501,870      $16.60      6,284,016     6,477,856
03/31/98    6,612,500     307,208      6,305,292       179,413        24,583     6,509,288      $17.13      6,291,108     6,488,333
06/30/98    6,612,500     280,391      6,332,109       148,744        17,672     6,498,525      $16.98      6,301,358     6,490,881
09/30/98    6,612,500     227,410      6,385,090       103,878        12,697     6,501,665      $16.14      6,385,090     6,501,665

*Share counts for diluted EPS are applicable only in the event of positive earnings.

NOTE 3: Derivative Financial Instruments

        Effective July 1, 1998, the Company adopted SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities". At that date, the Company maintained $35.0 million (notional amount) in active interest rate exchange agreements which had previously been designated as "cash flow hedges" within the meaning defined in the Statement. The $35.0 million is comprised of two separate swaps, both of which will contractually mature in January 1999; and both of which place the Company in a "net payment" position based upon the current market interest rates applicable to the swap agreements. Also at July 1, 1998, the Company maintained one deferred loss with a remaining book value of $272 thousand associated with a terminated swap previously designated as a "cash flow hedge". These derivative positions were established many years ago in order to stabilize the effective cost of short term deposits. Prior to the adoption of SFAS No. 133, these positions were accounted for on an accrual basis, with the net periodic amount payable (receivable) debited (credited) to interest expense.

        Due to the historic hedging relationship and accounting treatment for these derivatives, and per the applicable requirements of SFAS No. 133, effective July 1, 1998, the active interest rate swaps were marked to fair value and recorded as liabilities on the Company's balance sheet. A corresponding adjustment, net of tax effect, was posted to a separate component of shareholders' equity through Other Comprehensive Income as defined in SFAS No.
130. For the terminated swap, the related deferred loss was reclassified, net of tax effect, to a separate component of stockholders' equity, through a charge to Other Comprehensive Income. Also per SFAS No. 133, no restatement was recorded for periods prior to the adoption of the Statement.

        Also effective July 1, 1998, the Company evaluated the effectiveness of the cash flow hedges and determined them to be ineffective as defined in SFAS No. 133. As a result, future changes in the fair values of the active interest rate swaps due to changes in interest rates will be reflected in current earnings, whereas changes in fair value due to the passage of time will be amortized from Other Comprehensive Income into earnings over the remaining terms of the interest rate swaps. The amount charged to Other Comprehensive Income associated with the terminated swap will also be amortized into income over the remaining life of the original agreement, which had an expiration date of November 21, 1998.

        Because the two active swaps mature during fiscal 1999 and because the original amortization period for the deferred loss associated with the terminated swap concludes in fiscal 1999, the adoption of SFAS No. 133 will therefore present no net impact upon fiscal 1999 aggregate earnings or shareholders' equity. Results within each quarter of fiscal 1999, however, will be impacted by the adoption of the Statement. During the quarter ended September 30, 1998, interest expense increased $37 thousand above what would have been recorded had SFAS No. 133 not been adopted at July 1, 1998. This increase is due to the charge to earnings for the change in fair value of the active interest rate swaps attributable to changes in interest rates, as described above.

        In conjunction with the adoption of SFAS No. 133, the Company reclassified 100% of its securities to "available-for- sale" as defined under SFAS No. 115. A total of $133.2 million (amortized cost) in mortgage-backed and investment securities were reclassified from "held-to-maturity" on July 1, 1998. The Company reclassified these securities in order to provide additional flexibility in future balance sheet and interest rate risk management, and due to the clarification of regulatory capital treatment for unrealized gains and losses accounted for under SFAS No. 115 since the initial adoption of that Statement.

NOTE 4:  Non-qualified Pension Plan

        During the quarter ended September 30, 1998, the Company commenced cash distributions of accumulated participant benefits under the non-qualified Directors Retirement Plan. All but three participants have elected to receive cash payments prior to the end of the Company's current fiscal year in lieu of future monthly benefits under this plan. The substantial liquidation of this plan will reduce Company administrative costs in future periods, while also constraining a potential source of volatility in future general & administrative expenses stemming from changes in Director fees and / or general market interest rates. The cash distributions also accelerate the deductibility of these expenses by the Company, thereby reducing associated deferred tax assets as accounted for under SFAS No. 109.

NOTE 5:  Stock Plan

        The Company maintains the HF Bancorp, Inc. Stock Based Incentive Plan, which includes both a stock option and a stock award component. The following tables summarize the status of this plan:

        HF BANCORP, INC. STOCK BASED INCENTIVE PLAN:  STOCK OPTION INFORMATION

                                                                     Stock                                   Stock          Average
                                                                   Options               Stock             Options         Exercise
                              Stock              Stock        Cumulatively             Options           Available         Price Of
                            Options            Options            Vested &        Cumulatively          For Future           Vested
Date                     Authorized        Outstanding         Outstanding           Exercised              Grants          Options
----                     ----------        -----------        ------------        ------------          ----------         --------
06/30/98                    811,250            565,960             163,528              87,228             158,062           $10.47
09/30/98                    811,250            587,010             165,328             109,428             114,812           $11.10


         Activity during the quarter ended September 30, 1998 included:


                 Granted               43,250
                Canceled                    0
               Exercised               22,200

         The exercise price of individual vested stock options ranged from a low of $9.50 per share to a high of $15.00 per share as of September 30, 1998.

         HF BANCORP, INC. STOCK BASED INCENTIVE PLAN:  STOCK AWARD INFORMATION

                                                                         Stock
                                                         Stock          Awards
                          Stock           Stock         Awards       Available
                         Awards          Awards   Cumulatively      For Future
Date                 Authorized     Outstanding         Vested          Grants
----                 ----------     -----------   ------------      ----------
06/30/98                198,375         102,925         68,257          27,193
09/30/98                198,375          99,565         74,917          23,893

         Activity during the quarter ended September 30, 1998 included:


                 Granted                3,300
                Canceled                    0
                  Vested                6,660

NOTE 6:  Commitments And Contingencies

         At September 30, 1998, the Company maintained commitments to sell $958 thousand in residential fixed rate mortgage loans on a servicing released basis, to originate $14.6 million in various types of loans, to purchase $11.9 million in loans secured by multifamily real estate, and to purchase $5.0 million in investment securities. The Company maintained no commitments to assume borrowings at September 30, 1998.

NOTE 7: Recent Accounting Pronouncements

         In October 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 134 "Accounting For Mortgage-Backed Securities Retained After The Securitization Of Mortgage Loans Held For Sale By A Mortgage Banking Enterprise". This Statement is effective for the first fiscal quarter beginning after December 15, 1998. Management has not yet evaluated the potential impact of this Statement upon the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         Certain matters discussed in this Form 10-Q Report may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act Of 1995. These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, adequacy of the allowance for estimated loan losses, trends in credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. These forward looking statements are based upon current management expectations, and may therefore involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, the general business environment, the California real estate market, competitive conditions among bank and non-bank financial services providers, regulatory actions or changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

General

         HF Bancorp, Inc. (referred to herein on an unconsolidated basis as "HFB" and on a consolidated basis as the "Company") is a savings & loan holding company incorporated in the State of Delaware whose principal business is to serve as a holding company for Hemet Federal Savings & Loan Association (the "Bank") and for other banking or banking related subsidiaries which the Company may establish or acquire. As a legal entity separate and distinct from its subsidiaries, HFB's principal source of funds is its existing capital and assets, and future dividends paid by and other funds advanced from its subsidiaries. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to HFB. The Company's common stock is listed on the Nasdaq National Market ("NASDAQ") under the symbol "HEMT".

         At September 30, 1998, the Company had $1,059.6 million in assets, $604.0 million in net loans receivable, and $881.8 million in deposits. The Company is subject to regulation by the Office Of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC"), and the Securities and Exchange Commission ("SEC"). The principal executive offices of the Company and the Bank are located at 445 East Florida Avenue, Hemet, California, 92543, telephone number (909) 658 - 4411, toll free (800) 540-4363, facsimile number
(909) 925 - 5398, electronic mail address CORPINFO@HEMETFED.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposit accounts are insured by the FDIC through the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law.

         The Company conducts business from eighteen full service branch offices, one loan production office, and one centralized loan servicing center. In addition, the Company supports its customers through 24 hour telephone banking and ATM access through an array of networks including STAR, CIRRUS, PLUS, and NOVUS. Through its network of banking offices, the Bank emphasizes personalized service focused upon two primary markets: households and small businesses. The Bank offers a wide complement of lending and depository products. The Bank also supports its customers by functioning as a federal tax depository, providing merchant bankcard services, and supplying various forms of electronic funds transfer. In addition, the Bank, through third party relationships, makes various non FDIC insured investment products available to its customers, including mutual funds and selected insurance related products.

Recent Developments

         Year 2000 Computer Issue

         The Year 2000 Issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed could produce inaccurate or unpredictable results upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is significantly subject to the potential impact of the Year 2000 Issue due to the extensive presence of dates in financial information. Potential impacts to the Company may arise from software, hardware, and equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 issues, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams.

        In order to address the Year 2000 Issue, the Company has developed and implemented a five phase plan divided into the following major components:

         1.  awareness
         2.  assessment
         3.  renovation
         4.  validation
         5.  implementation

         The Company has completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is to work with external vendors to test and certify their systems as Year 2000 compliant. Other important segments of the Year 2000 plan are to identify loan customers whose possible lack of Year 2000 preparedness might expose the Bank to financial loss, and to highlight any servicers of purchased loans or securities which might present Year 2000 related operating problems.

         The Board Of Directors has established a Year 2000 subcommittee to monitor progress with achieving and certifying Year 2000 compliance. In addition, the Company has utilized an external consulting firm to assist with its Year 2000 program.

         The Company has no significant internally generated software coding to correct, as substantially all of the software utilized by the Company is purchased or licensed from external providers. The Company believes that it has relatively little exposure to contingencies related to the Year 2000 Issue for products it has sold due to the nature of its business.

The Company has recently conducted the following Year 2000 related activities:

o Validation testing with the Company's primary data processor was performed. No significant shortcomings or issues arose as a result of the testing. However, several additional areas were identified that would benefit from further testing, primarily in regards to processing for December 31, 2000 and January 1, 2001. This further testing is planned to occur prior to March 31, 1999.

o The Company has communicated with servicers and trustees for a majority of its securities portfolio. These entities (primarily government sponsored enterprises such as the Federal National Mortgage Association) have provided information in regards to their Year 2000 readiness. No significant risk to the Company has been identified through this process. However, the Company maintains little opportunity to independently verify the responses from most servicers, including the government sponsored enterprises.

o Due to the age of much of the hardware and software utilized by the Company at the beginning of calendar year 1998, and in conjunction with its strategic plan, the Company has installed a new branch computer environment. The new PC hardware associated with this upgrade completed the Company's certification of all PC hardware throughout the organization as Year 2000 compliant.

o Those ATM's requiring new hardware and / or software to achieve Year 2000 compliance were upgraded. In addition, testing information from the third party which drives the Company's ATM's indicates that Year 2000 compliance should be validated by December 31, 1998.

o The Company has corresponded with those loan customers whose business or cash flow might be interrupted by a lack of Year 2000 compliance in some aspect of their operation and who present a credit exposure of at least $650 thousand to the Company. No responses received to date have highlighted the likelihood of significant financial loss to the Company. However, only approximately 50% of those loan customers contacted have responded. The Company is pursuing personal contact for those customers who have not yet responded.

         The Company is prepared to curtail credit availability to customers identified as having material exposure to the Year 2000 Issue. However, the Company's ability to exercise such curtailment may be limited by various factors, including existing legal agreements and potential concerns regarding lender liability.

         The Company has conducted formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. The Company plans to replace any significant vendor which does not supply a sufficient and favorable response to the Company by December 31, 1998. This replacement is part of the Company's contingency planning. The Company intends to complete substantially all of its contingency planning no later than March 31, 1999. At this time, the Company cannot estimate the additional cost, if any, that might develop from such contingency plans.

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

         Year 2000 compliance costs incurred during fiscal 1999 totaled approximately $9 thousand. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project related efforts. At this time, management currently estimates additional Year 2000 compliance costs, which are expensed on a current period basis, at between $25 thousand and $175 thousand. This range of costs does not include normal ongoing costs for computer hardware and software that would be replaced in the next year even without the presence of the Year 2000 Issue in conjunction with the Company's ongoing programs for updating its delivery and service infrastructure. The Company anticipates spending approximately $1.2 million in fiscal 1999 in conjunction with changes to the technological aspects of its delivery structure. The aforementioned Year 2000 project cost estimate may change as the Company progresses in its Year 2000 program and obtains additional information associated with and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Company's Year 2000 effort.

         Despite the Company's activities in regards to the Year 2000 Issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

         Consolidation In The Financial Services Industry

         The significant consolidation which has occurred in the financial services industry during the past several years continued during recent months.

         Washington Mutual has completed the acquisition of HF Ahmanson, the parent company for Home Savings. This acquisition follows the purchase of the former American Savings and Great Western franchises. Washington Mutual is now the largest thrift in the country and maintains a substantial presence in the Company's market areas.

        Golden State Bancorp Inc. now constitutes the former franchises of California Federal, Glendale Federal, CenFed, and Redlands Federal, forming a thrift with assets over $50 billion that also maintains a significant market share in many of the communities served by the Company.

         Bank Of America has merged with NationsBank to produce the largest commercial bank in the country, while continuing its leading market share California.

         Wells Fargo & Company is scheduled to merge with Norwest Corporation late in calendar 1998 to form the seventh largest US commercial bank. Wells Fargo is the second largest commercial bank in California, and Norwest has a strategic focus which includes residential mortgage lending, servicing, and secondary market activity.

        As a result of these mergers, the Company is now challenged by a number of much larger competitors who benefit from more extensive branch networks, more advanced technology, and financial resources well beyond the capacity of the Company. However, the above mergers may present an excellent opportunity to acquire business currently served by the merging institutions, as customers often become disenfranchised when their branch, financial service providers, products, or pricing change in conjunction with a merger. For example, Washington Mutual has recently announced the planned closure of dozens of branches in conjunction with its integration of the former Home Savings franchise.

         Potential Federal Legislation

         Over the past year, the US Congress has continued debating a potentially significant reform of the federal laws governing the financial services industry. The recent merger between Travelers Corporation and Citicorp, which melds insurance, commercial banking, and investment banking under one corporate umbrella for the first time in decades, may spur Congress to adopt legislation at the risk of their opportunity to guide such financial industry consolidation being usurped by regulatory edict, court decisions, and market realities. The scope of issues which financial industry reform legislation may address is vast, including the possible elimination of the federal thrift charter, a merging of bank and thrift regulators and insurance funds, and the future of the FHLB system. Recent news from Washington, D.C. indicates that financial industry reform legislation will be postponed until the next Congress. The most recently drafted primary bill encountered a threatened filibuster in the US Senate and was effectively tabled.

         Congress is also considering a series of other bills which could present a significant impact upon the Company, including legislation addressing bankruptcy reform, the potential payment of interest on corporate demand deposit accounts, and the possible payment of interest on financial institution sterile balances at the Federal Reserve Banks.

         The Company cannot predict what legislation, if any, might eventually be adopted, and the potential impact of such legislation upon the Company.

Overview Of Business Activity And Results

         During the three months ended September 30, 1998, the Company continued implementing its strategic plan of evolving an almost 80 year old savings & loan into a community based financial services firm, while at the same time building long term shareholder value and strengthening the Company's involvement in and contributions to the communities it serves. Significant events and achievements during the most recent quarter are discussed in the paragraphs which follow.

         Steps were taken to prepare for the introduction of new products and services later this fiscal year:

o        debit cards

o        a broader range of analyzed business checking products

o        foreign cash letter services

o        greater scope in non-FDIC insured alternative investment products

o        enhanced mortgage banking activity

o        expanded income property and multifamily lending

         The Company commenced implementing the distribution network changes which were announced during the prior quarter in conjunction with the posting of a $1.06 million restructuring charge. During the recently concluded quarter, two branches were relocated and a new commercial lending office was opened. These facility changes, plus those still in process, are projected to provide the Company with a more efficient sales and distribution platform, better able to provide superior customer service while simultaneously processing a greater volume of more diverse types of business.

         General & administrative expenses expanded during the most recent quarter, fueled by the costs associated with implementing the structural changes necessary for the Company to achieve its strategic plan. For example, the Bank commenced live utilization of a segment of its new frame relay data network, which is scheduled to be completed by the end of the second fiscal quarter. This new telecommunications infrastructure will permit all of the Company's locations to interface electronically among themselves, to key external vendors, and to current and potential customers.

         The Company aggressively worked to liquidate its portfolio of real estate acquired through foreclosure, with net foreclosed real estate totaling just $972 thousand at September 30, 1998, comparing favorably to $1.7 million at the end of the prior fiscal year. Moreover, the Company realized a $190 thousand pre-tax gain on the sale of foreclosed real estate during the quarter ended September 30, 1998.

         However, the above accomplishments were largely offset by impacts stemming from the particularly flat and low state of the Treasury security yield curve throughout the fiscal first quarter, as exhibited by the differential between the 1 year Treasury security and the 10 year Treasury note totaling just 8 basis points at June 30, 1998 and 2 basis points at September 30, 1998. Flat (or inverted) and nominally low yield curves present particular challenges to portfolio lenders such as the Company. The shape of the yield curve discourages borrowers from selecting the adjustable rate loans that the Company utilizes to build its balance sheet, while encouraging refinancing of existing loans and securities, a significant volume of which the Company owns at a premium to par. During the three months ended September 30, 1998, the Company experienced historically high loan and security prepayments, fueled by the availability of residential mortgages at rates below 7.0%.

         In addition, the flatness of the yield curve during the most recent quarter reduced the spread derived from the Company's net liability sensitive position, pressuring net interest income. While management responded to this environment by augmenting its mortgage banking activity, bolstering fee income, and focusing upon reducing the Company's cost of funds, the speed and magnitude with which interest rates adjusted and the continuing flat shape of the Treasury curve proved formidable challenges.

Additional information concerning the above accomplishments and challenges is presented in the pages which follow.

Changes In Financial Condition From June 30, 1998 to September 30, 1998

         Total assets increased $13.8 million, or 1.3%, from $1,045.8 million at June 30, 1998 to $1,059.6 million at September 30, 1998. Cash and cash equivalents rose from $27.7 million at June 30, 1998 to $47.2 million at September 30, 1998, as the Company built up a balance of short term funds in order to:

o conclude an investment security purchase scheduled to settle in early October 1998

o        pay off certain FHLB advances with maturity dates in October 1998

o have sufficient funds available to support a historically large loan pipeline

         In conjunction with the Company's adoption of SFAS No. 133 (see Note
3), all investment and mortgage-backed securities were designated as available-for-sale in order to provide the Company with enhanced flexibility in balance sheet and interest rate risk management.

         Total securities declined from $396.8 million at June 30, 1998 to $368.0 million at September 30, 1998 due to amortization, prepayments, and calls. At September 30, 1998, the Company maintained no callable Agency debentures within its aggregate security portfolio, concluding a significant shift in portfolio composition over the past two years. Funds from the reduction in investment and mortgage-backed security balances were reinvested into the loan portfolio and retained in short term cash equivalents, as described above. The Company experienced a notable increase in prepayment speeds for mortgage related securities during the most recent quarter in conjunction with decreases in general market interest rates and the historically flat and low shape of the Treasury yield curve. Securities purchases during the three months ended September 30, 1998 were concentrated in private label, AAA rated, relatively low duration, fixed rate collateralized mortgage obligations ("CMO's"). The Company has recently avoided purchasing adjustable rate securities because of concerns over prepayment exposure and declines in underlying indices, both of which present the potential for impaired total return. No securities sales were conducted during the first quarter of fiscal 1999.

         Net loans receivable increased 3.9% from $581.2 million at June 30, 1998 to $604.0 million at September 30, 1998. The ratio of loans to deposits rose from 67.5% at the end of the prior fiscal year to 69.3 % at the conclusion of the most recent quarter. The nominal and relative increases in the loan portfolio have been key objectives of management, as such increases, when conducted with prudent underwriting, provide for:

o        a more effective deployment of the Bank's strong capital position

o        a greater return on shareholders' equity

o        enhanced support of the communities in which the Company operates

         Credit commitments during the quarter totaled $83.3 million, up from $78.6 million during the same quarter during the prior fiscal year. Expansion in net loans receivable was constrained by prepayments, particularly on the Company's portfolio of residential adjustable rate loans, as consumers sought to refinance with 15 and 30 year fixed mortgage rates available below 7.0%. The Company originated $30.4 million in multifamily real estate loans during the three months ending September 30, up significantly from the $4.6 million funded during the first quarter of the prior fiscal year. The Company has increased its emphasis upon apartment loans in order to diversify its loan portfolio away from its historically high concentration in lower yielding single family mortgages and improve the efficiency of origination in conjunction with the larger average loan sizes for apartment loans.

         Net loans available for sale increased from $3.8 million at June 30, 1998 to $6.6 million at September 30, 1998, as the Company continued building its mortgage banking operation and due to the higher volume of refinance activity occurring in the Company's market areas. The Company has recently expanded the number of conduits with whom it conducts its mortgage banking activity and broadened the range of products targeted for sale into the secondary market.

         The Company's investment in the capital stock of the Federal Home Loan Bank ("FHLB") increased from $8.0 million to $8.2 million during the quarter due to dividends credited.

         Net premises and equipment declined from $7.1 million at June 30, 1998 to $5.8 million at September 30, 1998 due to:

o        the sale of the former site of the Bank's Rancho Bernardo branch

o        periodic depreciation and amortization

o the reclassification of the Company's investment in the former site of its Idyllwild branch from premises to assets held pending disposition as defined under SFAS No. 121.

         The $207 thousand value for the assets held pending disposition represents fair value less estimated costs to sell, and was reduced by a valuation reserve established in conjunction with the $1.06 million restructuring charge recorded by the Company during the final quarter of fiscal 1998. The Company is currently actively marketing this property for sale.

         The Company's net investment in real estate acquired through foreclosure dropped from $1.7 million at June 30, 1998 to $972 thousand at September 30, 1998. The Company sold $1.4 million in foreclosed real estate during the quarter, including the property with the single greatest book value ($592,000) at June 30, 1998. A continued strengthening of many real estate markets in Southern California helped accomplish the reduction in foreclosed property and contributed to a gain on the sale of such property during the three months ended September 30, 1998.

         Gross intangible assets declined from $12.1 million at June 30, 1998 to $11.5 million at September 30, 1998 due to the continued amortization of the intangible assets generated in conjunction with the North San Diego County branch purchase from Hawthorne Savings and the Palm Springs Savings Bank ("PSSB") acquisition. Under OTS regulations, intangible assets net of associated deferred tax liabilities reduce regulatory capital, resulting in lower capital ratios than would otherwise be the case. At September 30, 1998, the reduction in the Bank's regulatory capital resulting from intangible assets was $8.7 million.

         Total deposits rose 1.7% from $866.7 million at June 30, 1998 to $881.8 million at September 30, 1998. Key trends within the deposit portfolio included:

o While checking deposits fell $2.6 million, or 2.9%, from June 30, 1998 to September 30, 1998, the number of checking accounts increased by almost 700 to an all-time high. The Company continues to emphasize increases in checking balances as a key component of its strategic plan, and has recently altered its branch incentive program to more heavily emphasize growth in checking deposits.

o Customers continued their positive response to the Bank's "Platinum" money market deposit account, which provides competitive, highly tiered rates for liquid funds. In conjunction with this product, total money market deposits increased from $82.2 million at June 30, 1998 to $92.5 million three months later. This growth occurred despite repeated reductions in pricing, as the Company sought to reduce its cost of funds to offset declines in asset yields.

o Savings deposits fell from $88.0 million at June 30, 1998 to $82.2 million at September 30, 1998, as the Company continued to price its passbook based products less aggressively in order to encourage customer migration into statement based products. Management believes statement based products present the Bank with fewer operational problems (and losses), result in faster customer service, and more effectively mesh with upcoming advances in technology. The decline in savings balances during the most recent quarter also stemmed from a number of higher balance customers moving their savings funds into the Platinum money market product.

o Certificate of deposit balances rose $13.2 million, or 2.2%, from $608.2 million at June 30, 1998 to $621.5 million at September 30, 1998. Management believes that a portion of these inflows resulted from customers reallocating funds from stock and bond investments into the safe haven of federally insured deposits in response to the recent volatility in the capital markets.

         The ongoing consolidation in the financial services industry continues to leave a large number of customers without a local and / or full service branch of their former bank; making a portion of such customers receptive to sampling Hemet Federal's quality of customer service. Towards the conclusion of the first fiscal quarter, management noted increased new account activity at branches near competitor branches scheduled for closure or consolidation.

         During the three months ended September 30, 1998, the Bank realized only minor deposit outflows at the Diamond Valley branch scheduled for consolidation into the nearby Hemet West office on October 31, 1998. Deposit balances at the two branches relocated during the first quarter of fiscal 1998 were also little changed.

         Advances from the FHLB-SF were unchanged during the most recent quarter. However, $65.0 million of the $85.0 million in advances at September 30, 1998 were scheduled to mature in October, 1998, thereby providing the Bank with an opportunity to further restructure its balance sheet.

         Total stockholders' equity increased slightly from $83.8 million at June 30, 1998 to $83.9 million at September 30, 1998, as the following factors largely offset each other:

o        net income generated for the fiscal year to date

o depreciation in the portfolios of investments designated as available-for-sale, with a particular reduction in value associated with the Company's inventory of seasoned GNMA adjustable rate mortgage-backed securities

o the July 1, 1998 adoption of SFAS No. 133, which generated a debit to shareholders' equity via Other Comprehensive Income stemming from the fair value of cash flow hedges

o        continued amortization of the Company's deferred stock compensation

o the exercise of stock options (funded with Treasury stock) during the current fiscal year

Interest Rate Risk Management And Exposure

         In an effort to limit the Company's exposure to interest rate changes, management monitors and evaluates interest rate risk on an ongoing basis, including participation in the OTS Net Portfolio Value Model and associated regulatory reporting. Management acknowledges that interest rate risk and credit risk compose the two greatest financial exposures faced by the Company in the normal course of its business.

         In recent quarters, the Company has maintained a net liability sensitivity in regards to net portfolio value, also referred to as market value of portfolio equity. This means that the fair value of the Company's assets is more volatile than that of its liabilities. This net liability sensitivity primarily arises from the longer term, higher duration mortgage-backed securities and whole loans maintained on the Company's balance sheet, for which the Company's only current match funding sources are demand deposit accounts, non interest bearing liabilities, a segment of core deposits transaction accounts, certain borrowings, and capital. A net liability sensitive position typically translates to improved net portfolio value during periods of falling general market interest rates. Conversely, this position presents the likelihood of reductions in net portfolio value during increasing rate environments.

         Over the longer term and through most likely interest rate cycles, changes in net portfolio value and changes in net interest income typically exhibit a positive correlation. Over a shorter term horizon, however, changes in net portfolio value and net interest income can exhibit little or no correlation, particularly during periods of structural change in the capital markets. For example, longer term assets funded with short term liabilities, while a net liability sensitive position, can generate reductions in net interest income during periods of flat to inverted yield curves combined with accelerated prepayment speeds on assets with a basis exceeding par value.

         Despite the Company's net liability sensitive position and a decrease in most general market interest rates, interest margin during the quarter ended September 30, 1998 was constrained. This reduction in spread occurred due to a confluence of factors:

o The multiple impacts stemming from a historically low and flat Treasury yield curve, exacerbated by the federal funds rate and short term repurchase agreement rates often exceeding the yield available on 30 year Treasury bonds during the quarter.

o Faster prepayments on mortgage related assets, particularly those associated with adjustable rate residential loans, many of which the Company owns at a premium to par value. For example, increased prepayment speeds on the Company's portfolios of GNMA adjustable rate mortgage-backed securities ($143.8 million par value at September 30, 1998) and purchased residential hybrid loans resulted in significantly increased premium amortization during the most recent quarter.

o Rapid declines in Indices underlying adjustable rate assets, particularly the One Year Treasury Constant Maturities Index. The yield on the one year Treasury note declined from 5.37% at June 30, 1998 to 4.39% at September 30, 1998. At September 30, 1998, 43.2% of the Company's loan portfolio repriced based upon various Treasury indices.

o A number of large competitors offering particularly aggressive deposit rates during the quarter in an attempt to slow deposit outflows as customers responded negatively to branch closures, account conversions, and changes in products, services, and personnel stemming from merger and acquisition activity. While the Company repeatedly cut its deposit pricing during the most recent quarter, management believes that further reductions in the cost of funds might have been accomplished if not for the especially aggressive competitor pricing.

o Increases in non-accrual loans, with the associated reversal of previously accrued interest and the lack of periodic interest income.

The Company responded to the challenges presented by this environment by:

o expanding sales efforts and employee incentives to acquire low cost checking accounts and thereby bolster interest margin

o working to constrain non-interest earning assets by selling the former Rancho Bernardo branch site and reducing net real estate acquired by foreclosure

o        increasing the ratio of loans to deposits

o conducting separate promotional campaigns to attract relatively higher yielding home equity lines of credit and construction loans

o avoiding further purchases of adjustable rate securities and whole loans in the secondary market

o        repeatedly reducing its deposit rates

o building a liquidity position to provide the potential opportunity to meaningfully restructure the balance sheet in conjunction with $65.0 million in FHLB advance maturities during October, 1998

o continuing to sell the vast majority of current fixed rate residential loan production into the secondary market on a servicing released basis in order to avoid increasing net liability sensitivity and also to eliminate prepayment risk associated with originated mortgage servicing rights

         The call of the final $10.8 million in Agency debentures owned by the Company on June 30, 1998 helped constrain the amount of negative convexity present in the balance sheet. The term "negative convexity" describes the financial behavior of assets which depreciate when interest rates rise, yet appreciate much less (or not at all) when interest rates fall, thereby presenting an asymmetric pattern of valuation. Callable Agency bonds typically do not appreciate much above par regardless of the interest rate environment and are efficiently called by the issuers in conjunction with refinance opportunities, thereby creating reinvestment risk for the holder. Over the past two years, the Company has restructured its balance sheet away from callable securities towards other securities and loans which, while often still presenting negative convexity, engender a likely less efficient exercise of embedded options. For example, while AAA rated, private label CMO's generally prepay with refinance opportunities for the underlying residential mortgages, the refinancing by hundreds or thousands of individual homeowners is far less efficient than the call of a security by an Agency, thereby reducing the cost of the implicit options sold by the Company in purchasing the security and hence moderating interest rate risk.

         The Company's two active interest rate swaps mature in January, 1999. Management estimates the cost to terminate these two contracts at September 30, 1998 was $318 thousand. The amortization period for the Other Comprehensive Income adjustment stemming from a terminated rate swap will conclude in November, 1998.

Liquidity

         Liquidity is actively managed to ensure sufficient funds are available to meet the ongoing needs of both the Company in general and the Bank in particular. Liquidity management includes projections of future sources and uses of funds to ensure the availability of sufficient liquid reserves to provide for unanticipated circumstances. HFB's and the Bank's investment portfolios are structured to provide an ongoing source of cash from scheduled payments and anticipated prepayments from mortgage related securities, in addition to cash flows from periodic maturities.

         At September 30, 1998, the Company maintained $47.2 million in cash and cash equivalents, untapped borrowing capacity of almost $300.0 million at the FHLB-SF, and significant excess collateral in both loans and securities; collateral which is available for either liquidation or secured borrowings in order to meet future liquidity requirements. In addition, the Bank has recently commenced seeking its fourth unsecured federal funds line of credit from correspondent financial institutions. However, there can be no assurance that the Bank will be successful in this regard, that funds from such lines will be available at all times, or that such lines will be maintained in future periods.

         The Bank's regulatory liquidity ratio under revised guidelines adopted on January 1, 1998 has exceeded 20.0% since that date, versus a regulatory requirement of 4.0%. Liquidity needs for HFB on a stand alone basis are met through available cash, periodic earnings, cash flows from its investment portfolio, exercises of vested stock options, and payments associated with its loan to the ESOP.

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


                                                 Core Capital To
                                                     Adjusted                 Core Capital To               Total Capital
                                                   Total Assets                Risk-weighted                     To
                                                 (Leverage Ratio)                 Assets                Risk-weighted Assets
                                                  ---------------             ---------------           --------------------
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

         The following table summarizes the capital ratios required by FDICIA for an institution to be considered well capitalized and the Bank's regulatory capital at September 30, 1998 as compared to such ratios.



                                                      Core Capital To           Core Capital To          Total Capital To
                                                         Adjusted                Risk-weighted            Risk-weighted
                                                       Total Assets                 Assets                    Assets
                                                   --------------------       -------------------       -------------------
                                                   Balance      Percent       Balance     Percent       Balance     Percent
                                                   -------      -------       -------     -------       -------     -------
                                                                            (Dollars In Thousands)
Hemet Federal's regulatory capital             $    65,489        6.28%     $  65,489      14.12%     $  69,966      15.09%
Well capitalized requirement                        52,124        5.00         27,827       6.00         46,379      10.00
                                                  --------       -----         ------        ----        ------      -----
Excess                                         $    13,365        1.28%     $  37,662       8.12%     $  23,587       5.09%
                                             =============        ====      =========       ====      =========      =====

Adjusted assets (1)                            $ 1,042,482                  $ 463,791                 $ 463,791
                                               ===========                  =========                 =========

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

         The following table summarizes the regulatory capital requirements under FIRREA for the Bank. As indicated in the table, Hemet Federal's capital levels at September 30, 1998 exceeded all three of the currently applicable minimum FIRREA capital requirements.


                                                                     Percent Of
                                                                       Adjusted
                                                       Amount      Total Assets
                                                       ------      ------------
                                                    (Dollars In Thousands)
Tangible Capital
Regulatory capital                                   $ 65,489             6.28%
Minimum required                                       15,637             1.50
                                                       ------             ----
Excess                                               $ 49,852             4.78%
                                                     ========             =====



Core Capital
Regulatory capital                                   $ 65,489             6.28%
Minimum required                                       31,274             3.00
                                                       ------             ----
Excess                                               $ 34,215             3.28%
                                                     ========             =====

                                                                     Percent Of
                                                                  Risk-weighted
                                                       Amount            Assets
                                                       ------      ------------
Risk-based Capital
Actual capital                                       $ 69,966            15.09%
Minimum required                                       37,103             8.00
                                                       ------             ----
Excess                                               $ 32,863             7.09%
                                                     ========            =====

         At September 30, 1998, the Bank's regulatory capital levels exceeded the thresholds required to be classified as a "well capitalized" institution. The Bank's capital ratios detailed above do not reflect the additional capital (and assets) maintained by the holding company.

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

Credit Profile

         Nonperforming Assets

         The following table sets forth information regarding non accrual loans, real estate acquired through foreclosure, and repossessed consumer assets.

                                                                                   September 30, 1998         June 30, 1998
                                                                                   ------------------         -------------
                                                                                                     (Dollars In Thousands)

Gross non accrual loans before valuation reserves                                             $ 8,256               $ 4,276
Investment in foreclosed real estate before valuation reserves                                  1,102                 1,853
Investment in repossessed consumer assets before valuation reserves                                 0                     0
                                                                                              -------               -------
     Total nonperforming assets                                                               $ 9,358               $ 6,129
                                                                                              =======               =======

Non accrual loans to gross loans net of undisbursed loan funds                                  1.34%                 0.72%
Nonperforming assets to total assets                                                            0.88%                 0.59%

         The following table presents a profile of gross non accrual loans at September 30, 1998.


                  Gross Non Accrual Loans                                   September 30, 1998
                                                                            ------------------
                                                                         (Dollars In Thousands)

                  Residential real estate                                       $   3,763
                  Multifamily real estate                                             416
                  Commercial & industrial real estate                               1,601
                  Construction                                                          0
                  Land / Lots                                                       1,995
                  Consumer                                                            277
                  Commercial business                                                 204
                                                                                  -------
                       Total                                                     $  8,256
                                                                                 ========

         The increase in non accrual loans during the first quarter of fiscal 1999 primarily resulted from:

o the placement of a $975 thousand loan secured by residential lots onto non accrual status

o        cash flow deterioration for certain income property loans

o retaining reinstated loans on non accrual status pending verification of collateral values and cash flow adequacy

         Approximately $2.6 million of the non accrual loans at September 30, 1998 were paying according to contractual terms. In addition, a continuing recovery in real estate markets and the economy in the Company's primary lending areas has favorably impacted the Company's ability to dispose of foreclosed real estate, contributing to the reduction in foreclosed real estate balances during fiscal 1999 year to date.

         Criticized And Classified Assets

         The following table presents information concerning the Company's inventory of criticized ("OAEM") and classified ("substandard" and lower) assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets which present indications of potential future credit deterioration.


                                             History of Classified Assets
                                                (Dollars In Thousands)

                                   OAEM           Substandard          Doubtful             Loss             Total
                                   ----           -----------          --------             ----             -----
June 30, 1997                     $9,586            $19,834               --               $2,952           $32,372
September 30, 1997                $8,656            $15,805               --               $3,051           $27,512
December 31, 1997                 $9,572            $12,932               --               $1,843           $24,347
March 31, 1998                   $10,885            $11,701              $55               $2,526           $25,167
June 30, 1998                    $20,477            $14,383               --               $2,718           $37,578
September 30, 1998               $16,698            $16,746               --               $2,010           $35,454

         The portfolio of loans acquired in conjunction with the PSSB acquisition, which has generated a disproportionate share of credit related losses over the past two years, totaled $91.5 million at September 30, 1998. Of this total, $71.4 million was composed of residential mortgages and $11.5 million was comprised of loans secured by commercial & industrial real estate.

         Impaired Loans

         At September 30, 1998, the Company maintained total gross impaired loans, before specific reserves, of $12.3 million, constituting 107 credits. This compares to total gross impaired loans of $10.7 million at June 30, 1998. This increase included the identification of the aforementioned $975 thousand loan secured by residential lots as impaired. A total of $1.9 million in specific reserves were established against impaired loans at September 30, 1998, down from $2.5 million at June 30, 1998. The average recorded investment in impaired loans during the quarter ended September 30, 1998 was $10.1 million.

         Of the total impaired loans at September 30, 1998, $4.0 million were either fully current or with only minor delinquency and were therefore maintained on accrual status. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where management has identified concerns regarding the collection of the credit. For the three months ended September 30, 1998, accrued interest on impaired loans was $57 thousand and interest of $196 thousand was received in cash. If all non accrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $348 thousand during the three months ended September 30, 1998, instead of interest income actually recognized on cash payments of $134 thousand.

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

         The following tables present activity in the Bank's allowances for estimated loan losses and estimated real estate losses during the three months ended September 30, 1998 and 1997:

                                                                                           Three Months Ended September 30,
                                                                                           --------------------------------
                                                                                             1998                      1997
                                                                                             ----                      ----
                                                                                                  (Dollars In Thousands)
Allowance for Loan Losses:
Balance at June 30                                                                        $ 6,271                   $ 4,780
    Loan chargeoffs:
          Residential real estate                                                            (151)                     (235)
          Multifamily real estate                                                             ---                       (57)
          Commercial & industrial real estate                                                (336)                      ---
          Construction                                                                        ---                       ---
          Land / Lots                                                                         ---                      (246)
          Consumer                                                                            (27)                      (41)
          Commercial business                                                                 ---                       ---
                                                                                          -------                   -------
    Total chargeoffs                                                                         (514)                     (579)
     Loan recoveries                                                                          ---                       ---
     Provision for estimated loan losses                                                      600                       100
                                                                                          -------                   -------
Balance at September 30                                                                   $ 6,357                   $ 4,301
                                                                                          =======                   =======


                                                                                    September 30, 1998             June 30, 1998
                                                                                    ------------------             -------------
Allowance for estimated loan losses as a percent of
     nonperforming loans                                                                   76.99%                   146.64%
Allowance for estimated loan losses as a percent of
     gross loans receivable net of loans in process                                         1.03%                     1.06%

                                                                                           Three Months Ended September 30,
                                                                                           --------------------------------
                                                                                             1998                      1997
                                                                                             ----                      ----
                                                                                                 (Dollars In Thousands)
Valuation Allowances: Real Estate Acquired Through Foreclosure
Balance at June 30                                                                        $   179                   $ 1,020
   Net chargeoffs                                                                             (58)                      (77)

   Provision to increase valuation allowances                                                   9                       426
                                                                                       ----------                 ---------

Balance at September 30                                                                   $   130                   $ 1,369
Valuation Allowances: Real Estate-Development
Balance at June 30                                                                      $       0                  $    577
   Net chargeoffs                                                                               0                      (287)
   Provision to increase valuation allowances                                                   0                         0
                                                                                       ----------               -----------
Balance at September 30                                                                 $       0                  $    290
TOTAL VALUATION ALLOWANCES FOR REAL ESTATE                                                $   130                   $ 1,659
                                                                                          =======                   =======

         Loan charge-offs during the first quarter of fiscal 1999 included $336 thousand for a commercial real estate loan secured by a retail strip center. The ratio of allowance for estimated loan losses to non accrual loans decreased from 146.64% at June 30, 1998 to 76.99% at September 30, 1998 due to the $4.0 million rise in non accrual loans during the quarter. However, specific reserves for loans declined from $2.5 million at June 30, 1998 to $1.9 million at September 30, 1998. The ratio of allowance for estimated losses to gross loans receivable net of loans in process declined slightly from 1.06% at June 30, 1998 to 1.03% at September 30, 1998, as the rate of growth in the loan portfolio exceeded the rate of expansion in the allowance. At September 30, 1998, 67.5% of the Bank's gross loan portfolio was comprised of residential real estate loans, while 96.4% of the gross loan portfolio was composed of loans secured by real estate of various types.

         The Company exited the real estate development business during the first half of fiscal 1998. The Company's inventory of foreclosed properties and repossessed consumer assets is summarized in the following table.

       Real Estate Acquired By Foreclosure and Repossessed Consumer Assets
                               September 30, 1998


(Dollars In Thousands)                  Gross       Valuation           Net       Percent
Type Of Property                      Balance        Reserves       Balance      Of Total
----------------                      -------        --------       -------      --------
Residential 1 - 4 Units               $   558         $   130       $   428         44.0%
Multifamily More Than 4 Units               0               0             0          0.0%
Commercial / Industrial                   535               0           535         55.1%
Land / Developed Lots                       9               0             9          0.9%
Repossessed Consumer Assets                 0               0             0          0.0%
                                      -------         -------       -------        ------
   Total                              $ 1,102         $   130       $   972        100.0%
                                      =======         =======       =======        ======

         Upon acquisition, the Bank accounts for real estate owned through foreclosure at fair market value less estimated costs to sell. Management believes that adequate valuation reserves have been established based upon current market conditions. At September 30, 1998, approximately $173 thousand in foreclosed real estate was in escrow under contract for sale. However, no assurances can be provided regarding whether and when such escrows will close, and the eventual gain or loss to be realized.

Comparison Of Operating Results For The Three Months Ended September 30, 1998 and September 30, 1997

General

         For the fiscal 1999 first quarter ended September 30, 1998, the Company reported net income of $181 thousand, equivalent to $0.03 basic and diluted earnings per share. This compares to net income of $502 thousand, or $0.08 basic and diluted earnings per share, during the same period during the prior fiscal year.

Three primary factors constrained earnings during the quarter:

1. The various impacts stemming from the historically low and flat shape of the Treasury yield curve.

2. One-time and continuing operating costs associated with implementing the Company's strategic plan of transforming an almost 80 year old savings & loan into a community based financial services firm.

3. Increased provisions for estimated loan losses versus the same quarter a year ago, although down sequentially from the past two quarters.

Net Interest Income

         Net interest income for the quarter ended September 30, 1998 was $5.92 million, down 3.3% from $6.12 million for the same quarter the year before and $371 thousand below the preceding quarter. The Company's net interest margin on total assets fell from 2.37% during the quarter ended September 30, 1997 to 2.16% during the three months ended September 30, 1998. This reduction in spread and net interest income resulted from a series of factors discussed under "Interest Rate Risk Management And Exposure". The following table presents certain information relating to net interest income for the three months ended September 30, 1998 and 1997. The average rates and costs are derived by dividing annualized interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

                                                   Quarter Ended September 30, 1998       Quarter Ended September 30, 1997
                                                   ---------------------------------      --------------------------------
(Dollars In Thousands)                             Average                   Average      Average                   Average
                                                   Balance     Interest         Rate      Balance     Interest         Rate
                                                   -------     --------         ----      -------     --------         ----
ASSETS:
  Interest Earning Assets:
    Real Estate Loans, Net (1)                     569,662       11,051        7.76%      479,075        9,452        7.89%
    Non Real Estate Loans, Net (1)                  23,407          463        7.91%       15,448          377        9.77%
    Mortgage-backed Securities (2)                 281,240        4,135        5.88%      284,347        4,617        6.50%
    CMO's (3)                                      101,003        1,439        5.70%       32,410          532        6.57%
    FHLB Stock                                       8,013          118        5.89%        5,451           95        6.94%
    Other Interest Earning Assets (4)               65,720        1,018        6.20%      157,065        3,162        8.05%
                                                 ---------       ------        ----       -------       ------        ----
  Total Interest Earning Assets                  1,049,045       18,224        6.95%      973,796       18,235        7.49%
  Non Interest Earning Assets                       45,847                                 57,411
                                                 ---------                                -------
TOTAL ASSETS                                     1,094,892                              1,031,207

LIABILITIES & SHAREHOLDERS' EQUITY:
  Interest Bearing Liabilities:
    Deposits                                       834,479       10,265        4.92%      819,607       10,383        5.07%
    Net Hedging Expense (5)                                         466                                    486
    Borrowings (6)                                 116,446        1,573        5.40%       83,750        1,246        5.95%
                                                 ---------       ------        ----       -------       ------        ----
  Total Interest Bearing Liabilities               950,925       12,304        5.18%      903,357       12,115        5.36%
  Non Interest Bearing Liabilities                  59,665                                 46,100
                                                 ---------                                -------
Total Liabilities                                1,010,590                                949,457
Shareholders' Equity                                84,302                                 81,750
                                                 ---------                                -------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         1,094,892                              1,031,207

Net Interest Income                                               5,920                                  6,120
Interest Rate Spread (7)                                                       1.77%                                  2.13%
Net Interest Earning Assets                         98,120                                 70,439
Net Interest Margin (8)                                                        2.26%                                  2.51%
Net Interest Income / Average Total Assets                                     2.16%                                  2.37%
Int. Earning Assets / Int. Bearing Liabilities                               110.32%                                107.80%

------------------------------------------
Average balances in the above table were calculated using average daily balances for fiscal 1999 and month end balances for fiscal 1998.

1) In computing the average balance of loans, non-accrual loans and loans held-for-sale have been included.
2) Includes both mortgage-backed securities available-for-sale and held-to-maturity.
3) Includes both collateralized mortgage obligations available-for-sale and held-to-maturity.
4) Includes federal funds sold, interest earning deposit accounts, securities purchased under agreement to resell, and US Government and Agency obligations.
5) Represents the net expense of interest rate swaps, both active and terminated.
6) Includes advances from the FHLB, securities sold under agreements to repurchase, and federal funds purchased.
7) Interest rate spread represents the difference between the average rate on interest earning assets and the average rate on interest bearing liabilities.
8) Net interest margin equals annualized net interest income divided by average interest earning assets.

Rate / Volume Analysis

         The following table utilizes the figures from the preceding table to present a comparison of interest income and interest expense resulting from changes in volumes and the rates on average interest earning assets and average interest bearing liabilities for the periods indicated. Changes in interest income or interest expense attributable volume changes are calculated by multiplying the change in volume by the prior period average interest rate. The changes in interest income or interest expense attributable to changes in rate are calculated by multiplying the change in interest rate by the prior period average volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and changes in interest rate are calculated by multiplying the change in volume by the change in rate.


                                                                        Quarter Ended September 30, 1998
                                                                                  Compared To
                                                                        Quarter Ended September 30, 1997
                                                        -----------------------------------------------------------------

                                                                            Increase (Decrease) Due To:
                                                        -----------------------------------------------------------------
                                                                                               Volume /
                                                         Volume               Rate                 Rate               Net
                                                         ------               ----                 ----               ---
INTEREST INCOME:
     Real Estate Loans, Net                             $ 1,787          $    (158)            $    (30)          $ 1,599
     Non Real Estate Loans, Net                             194                (71)                 (37)               86
     Mortgage-backed Securities                             (50)              (437)                   5              (482)
     CMO's                                                1,126                (70)                (149)              907
     FHLB Stock                                              45                (15)                  (7)               23
     Other Interest Earning Assets                       (1,839)              (729)                 424            (2,144)
                                                         -------              -----                 ---            -------
TOTAL INTEREST INCOME                                     1,263             (1,480)                 206               (11)

INTEREST EXPENSE:
     Deposit Accounts                                       188               (301)                  (5)             (118)
     Net Hedging Expense                                      0                (20)                   0               (20)
     Borrowings                                             486               (115)                 (44)              327
                                                            ---               -----                 ----              ---
TOTAL INTEREST EXPENSE                                      674               (436)                 (49)              189

NET CHANGE IN NET INTEREST INCOME                       $   589           $ (1,044)             $   255           $  (200)
                                                        =======           =========             =======           ========

Interest Income

         While total interest income was little changed at approximately $18.2 million during the quarters ended September 30, 1998 and 1997, a significant variation occurred in source.

         Interest income on loans rose 17.1% from $9.8 million during the three months ended September 30, 1997 to $11.5 million during the quarter ending September 30, 1998. This increase was due to a 19.9% rise in average loans outstanding, somewhat offset by a decline in average rate. The average rate realized on loans declined despite a lower concentration in residential mortgages at September 30, 1998 (67.5%) versus September 30, 1997 (72.6%) due to lower general market interest rates. Interest income during the most recent quarter was also unfavorably impacted by increases in non accrual loans.

         Interest income on mortgage-backed securities declined from $4.6 million for the three months ended September 30, 1997 to $4.1 million during the most recent quarter. The Company's effective yield on its mortgage-backed securities during the most recent quarter was unfavorably impacted by a significant rise in prepayments on adjustable rate mortgage-backed securities owned at a premium to par value. The accelerated payoff of these securities caused a similarly accelerated amortization of the purchase premiums, depressing yield. The Company experienced this constrained yield despite concentrating its adjustable rate mortgage backed securities in well seasoned GNMA ARMs, which historically and recently have exhibited relatively less prepayment volatility than conventional Agency adjustable rate mortgage-backed securities.

         Interest income on collateralized mortgage obligations ("CMO's") increased from $532 thousand during the first quarter of fiscal 1998 to $1.4 million during the most recent three months, as an increase in average balances more than offset a decline in average rate. Over the past six months, the Company has focused most of its security purchases into low duration, fixed rate, AAA rated, private label CMO's due to concerns over total return volatility for adjustable rate securities and because of management's plan to build a stream of cash flows off of the securities portfolio in order to provide liquidity for potential increases in credit commitments later in the fiscal year. The relatively short term of the new CMO purchases therefore constrained the yield versus what could have been acquired for longer average lives. There can be no assurance, however, that any increase in credit commitments will occur or that the CMO's will prepay as forecast.

         Interest income on other earning assets fell to $1.0 million during the most recent three months from $3.2 million during the first quarter of fiscal 1998 due to reductions in both average rate and average volume. These reductions largely stemmed from the Company's eliminating its portfolio of long term, fixed rate, callable Agency debentures in conjunction with its interest rate risk management program.

Interest Expense

         Interest expense on deposits declined from $10.4 million during the quarter ended September 30, 1997 to $10.3 million during the quarter ended September 30, 1998, as the impact of a reduction in average rate more than offset the effect of an increase in average volume. Over the past year, the Company has implemented a series of initiatives to reduce its average cost of funds, including:

o a greater sales and incentive emphasis upon transaction accounts in general and checking accounts in particular

o the introduction of new transaction products aimed at reducing the funding concentration in certificates of deposit

o the development of new certificate products that default to a roll over into less costly products upon maturity

o reduced the amount of variation in rate from sheet pricing controlled by the branches

In addition, during the most recent quarter, the Company reduced its sheet rate pricing repeatedly in response to the declining Treasury yield curve and similar actions by bank and non bank competitors. Despite these efforts, the Company's cost of funds failed to decline with the same speed as exhibited by asset yields, in part because of customer responses to the lower interest rate environment. These responses included extending CD terms in order to maintain nominal rate or monthly interest income and internal disintermediation from lower cost savings accounts to higher yielding money market accounts as customers again sought to maintain their levels of interest income.

         Interest expense on borrowings was $327 thousand higher in the most recent quarter versus the same quarter during the prior fiscal year primarily due to expanded balances for short term borrowings matched against short term investment positions.

         Net interest expense of hedging transactions declined from $486 thousand during the three months ended September 30, 1997 to $466 thousand during the most recent quarter. The prior fiscal year quarter included interest expense associated with one additional terminated interest rate swap, while the current fiscal year quarter included an acceleration of $37 thousand in interest expense in conjunction with the Company's adoption of SFAS No. 133. All of the Company's interest rate swap positions will mature by the end of January 1999. The Company's average spread on total assets was constrained by 17 basis points during the most recent quarter as a result of the swaps.

Provision For Estimated Loan Losses

         The provision for estimated loan losses totaled $600 thousand in the quarter ended September 30, 1998, up from $100 thousand during the same quarter the prior fiscal year. However, the $600 thousand was down sequentially from $2.3 million during the quarter ended March 31, 1998 and $1.05 million during the quarter ended June 30, 1998. The Company has continued implementing its revised credit management process over the past six months, whereby all non homogeneous credits are reviewed at least annually and problem assets are more quickly identified and aggressively addressed prior to further deterioration. In addition, real estate trends in most of the market areas served by the Company remained strong during the most recent quarter, with improvement in collateral values providing reduced risk of loss to the Bank in a number of instances.

Other Income & Expense

         Other income & expense improved from $340 thousand in expense during the quarter ended September 30, 1997 to $740 thousand in income during the most recent quarter, despite a lack of gains on the sale of available-for-sale securities during the recent period, as:

o Deposit related fee income for the quarter ended September 30, 1998 was $590 thousand, up 31.0% from $450 thousand for the same quarter a year earlier. This rise resulted from an expanded roster of fee based services, the imposition of new fees, the continued expansion in the number of transaction accounts, and enhanced control over fee waivers.

o Results from real estate operations improved from a loss of $443 thousand for the three months ended September 30, 1997 to income of $182 thousand during the quarter ended September 30, 1998. During the most recent three months, the Company carried a comparatively small inventory of foreclosed properties, thereby moderating operating costs. In addition, due to the continuing rebound in many of the real estate markets in which the Company operates, a $190 thousand net gain on the sale of foreclosed real estate was recorded during the most recent quarter.

o Net gains on loans held for sale rose to $90 thousand for the quarter ended September 30, 1998 from $27 thousand for the same period during the prior fiscal year, as the Company has continued expanding its mortgage banking program.

o Other income expanded from $61 thousand during the three months ended September 30, 1997 to $362 thousand during the like period in the current fiscal year due to improved results from the Company's new alternative investment (non- FDIC insured) sales program, the operation of that program on a gross (versus net) basis in the current fiscal year, and because of an $88 thousand pre-tax gain on the sale of the former Rancho Bernardo branch site.

General & Administrative Expenses

         General & administrative expense rose 19.7% from $4.82 million during the three months ended September 30, 1997 to $5.77 million during the most recent quarter. This increase occurred primarily due to costs associated with implementing the revised distribution system envisioned in the Company's strategic plan.

         During the three months ended September 30, 1998, a commercial loan production office was established in La Palma, providing the Company with its first physical presence in populous Orange County. The Company has targeted commercial lending as part of its strategic plan to diversify its balance sheet away from its historically high concentration in lower yielding residential mortgage related assets. General & administrative expenses were increased during the quarter by the costs associated with leasing the loan production office, recruiting and installing staff, and preparing the site for operation.

         In August, the Rancho Bernardo branch was relocated into a much more visible site within the city's business district, thereby providing better accessibility to both consumers and the small business customers central to the strategic plan. In September, the Company reinforced its commitment to the Idyllwild community, as the only financial institution with a branch in the town, by relocating from an 805 square foot facility to a larger site capable of supporting the Bank's continuing growth in that market. While expenses associated with closing the old branch sites were accrued as part of the $1.06 million restructuring charge recorded during the quarter ended June 30, 1998, costs were incurred during the most recent quarter in order to prepare the new sites for operation.

         Also during the quarter, the Company realized expenses for the upcoming relocation of the San Jacinto branch to the Company's first supermarket facility. The new site, located in a Stater Bros. supermarket, is planned for an early December, 1998 opening and will offer customers expanded branch hours and ATM access. Stater Bros. is a dominant regional supermarket chain holding a significant market share in most of the communities served by the Company.

         Initial costs for the relocation of the Rancho Mirage branch to a new site in nearby Palm Desert were also expensed during the quarter ended September 30, 1998. The Company plans to open for business in Palm Desert in January, 1999.

         General & administrative expenses for the quarter ended September 30, 1998 were also increased versus the figures for the same quarter the prior fiscal year by additional costs associated with a major upgrade of the Company's technology infrastructure. This upgrade, which is integral to the Company's strategic plan, was mandated by the age of much of the Company's existing hardware, software, and telecommunications network. More specifically, by December 31, 1998, the Company plans to have in place:

o        a new teller system

o        a new branch platform (new accounts) system

o a frame relay WAN connecting all of the Company's sites and also providing a gateway to key third party vendors

o        a new mortgage loan origination system

This significant technology program is planned to provide a foundation for future gains in operating efficiency, improvements in customer service, and the delivery of a broader range of financial products and services. This program also furnishes the Company with a broad base of technology certified as Year 2000 compliant by its manufacturer and / or independent third parties.

         As a result of the above expenses in support of the Company's strategic plan, the ratio of general & administrative expenses to average assets increased from 1.87% during the quarter ended September 30, 1997 to 2.11% during the most recent three months. Similarly, the Company's efficiency ratio increased from 85.94% for the first quarter of fiscal 1997 to 87.47% during the first quarter of fiscal 1998. Management recognizes that the efficiency ratio is above that of peer institutions, and has the following plans to improve this performance:

o The upcoming consolidation of the Diamond Valley branch into the nearby Hemet West branch will result in a savings of four full-time equivalents, plus lease, insurance, and maintenance costs.

o Potential back office operations and administrative staff reductions are being examined. The Company intends to leverage off of its investments in technology to improve efficiency and thereby reduce headcount, primarily in those areas which present a relatively small likelihood of an unfavorable impact upon customer service.

o Certain administrative functions are slated for outsourcing to vendors which specialize in those areas, and can therefore provide better service at lower cost.

o The former Idyllwild branch site is being actively marketed for sale, with the objectives of freeing resources for reinvestment into interest earning assets and decreasing operating costs for maintenance, insurance, and property taxes.

o Substantially all vendor relationships are planned for review for opportunities to improve efficiency and reduce expense.

However, there can be no assurances regarding the range of additional initiatives which might be implemented, the degree of success to be realized from such initiatives, or the future trends in the Company's operating costs and efficiency ratio.

Income Taxes

         Income tax expense decreased from $355 thousand during the three months ended September 30, 1997 to $105 thousand during the most recent quarter due to a combination of lower pre-tax income and a reduction in the Company's effective book tax rate. The reduction in the effective book tax rate stems from the fiscal 1999 recapture of valuation allowances established in prior years for deferred tax assets associated with California State franchise taxes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For a current discussion of the nature of market risk exposures, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management And Exposure". Readers should also refer to the qualitative and quantitative disclosures (consisting primarily of interest rate risk) in the Company's Form 10-K for the fiscal year ending June 30, 1998. There has been no significant change in these disclosures since the filing of that document.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         a) The Company's annual meeting of Stockholders was held on October 22, 1998.

         b) Not applicable.

         c) At such meeting, the Company's stockholders approved the following:

         1. The election of the following individuals as Directors for the term of three years each.

                  Name                                        For                       Withheld
                  ----                                        ---                       --------
                  Dr. Robert K. Jabs                          5,584,861                 37,458
                  Mr. William D. King                         5,584,651                 37,668
                  Ms. Patricia A. Larson                      5,581,911                 40,408

         2. The appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 30, 1999.

                  For                       Against                    Abstain
                  ---                       -------                    -------
                  5,564,002                 26,035                     32,282

         d) Not applicable.

Item 5.  Other Information

     On November 14, 1998, the Company and its subsidiary, Hemet Federal Savings & Loan Association (the "Bank"), have entered into an Agreement and Plan of Merger with Temple-Inland inc. ("TI") and its subsidiary Guaranty Federal Bank, F.S.B. ("Guaranty") pursuant to which the Company will merge with TI (or a subsidiary) and the Bank will be merged into Guaranty. Company stockholders will receive $18.50 per share for their stock, in cash, TI stock, or a combination of the two at the election of the stockholders, subject to a maximum of approximately 1,216,470 shares of stock in the aggregate to be issued in the transaction; provided, however, that if the transaction does not qualify as a tax-deferred reorganization, all Company stockholders will receive cash equal to $18.50 per share. The transaction, which is subject to regulatory approval and approval by the stockholders of the Company, is anticipated to close during the second quarter of calendar 1999.

         In connection with the transaction, the Company granted TI an option, exercisable under certain circumstances, to purchase up to approximately 1,272,665 shares of Company stock, representing about 19.9% of the shares presently outstanding, at a price of $16.0625 per share.

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

                  (27) Financial Data Schedule

                (99.1) Press Release Dated November 16, 1998

         B.  Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                                        SIGNATURES



                           Pursuant to the requirements of The Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                              HF BANCORP INC.
                                                               (Registrant)



Date:  November 16, 1998                    By:      /s/ Richard S. Cupp
                                                     -------------------
                                                     Richard S. Cupp
                                                     President
                                                     Chief Executive Officer




Date: November 16, 1998                     By:      /s/ Mark R. Andino
                                                     ------------------
                                                     Mark R. Andino
                                                     Senior Vice President
                                                     Chief Financial Officer