Form 10-Q
period 1998-12-31
HF BANCORP INC
filed 1999-02-16
CIK 941547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1998


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

                  Registrant's Internet site: www.hemetfed.com
           Registrant's electronic mail address: corpinfo@hemetfed.com




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

         There were 6,409,733 shares of the Registrant's common stock, par value $0.01 per share, outstanding as of February 9, 1999.

HF BANCORP, INC. AND SUBSIDIARY
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION                                                               PAGE
         ---------------------                                                               ----

ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Statements Of Financial Condition As Of
                  December 31, 1998 (unaudited) and June 30, 1998                            3 - 4

                  Consolidated Statements Of Operations (unaudited) For The
                  Three And Six Months Ended December 31, 1998 and 1997                      5 - 6

                  Consolidated Statement Of Changes In Stockholders' Equity (unaudited)
                  For The Six Months Ended December 31, 1998                                 7

                  Consolidated Statements Of Cash Flows (unaudited) For The
                  Six Months Ended December 31, 1998 and 1997                                8 - 9

                  Notes To Consolidated Financial Statements (unaudited)                     10 - 12


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              13 - 37

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                  37


PART II - OTHER INFORMATION
          -----------------

Item 1.                    Legal Proceedings                                                 38

Item 2.                    Changes In Securities                                             38

Item 3.                    Defaults Upon Senior Securities                                   38

Item 4.                    Submission Of Matters To A Vote Of Security Holders               38

Item 5.                    Other Information                                                 39

Item 6.                    Exhibits And Reports On Form 8-K                                  39


         Signature Page                                                                      40

                         HF BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                                December 31,              June 30,
                                                                                                    1998                     1998
                                                                                                    ----                     ----

                                                                                                 (Unaudited)

                                                                                                        (Dollars In Thousands)
ASSETS

Cash and cash equivalents                                                                           $ 51,028              $ 27,720
Securities available-for-sale, at estimated fair value:
   Investment securities (amortized cost of $108,992 and $98,792 at
         December 31, 1998 and June 30, 1998 respectively)                                           109,426                98,573
   Mortgage-backed securities (amortized cost of $211,780 and $164,400 at
         December 31,1998 and June 30,1998, respectively)                                            211,165               165,004
Securities held-to-maturity, at cost:
   Investment securities (estimated fair value of $9,753 at June 30, 1998)                                --                 9,647
   Mortgage-backed securities (estimated fair value of $123,281 at June 30, 1998)                         --               123,596
Loans receivable (net of allowance for estimated loan losses of $6,496
   and $6,271 at December 31, 1998 and June 30, 1998, respectively)                                  611,327               581,153
Loans held-for-sale                                                                                    5,294                 3,763
Accrued interest receivable                                                                            5,513                 6,038
Investment in capital stock of the Federal Home Loan Bank, at cost                                     8,269                 8,048
Premises and equipment, net                                                                            6,386                 7,145
Real estate acquired through foreclosure, net                                                            991                 1,674
Gross intangible assets                                                                               10,941                12,118
Other assets                                                                                           1,259                 1,358
                                                                                                   ---------             ---------

Total assets                                                                                     $ 1,021,599           $ 1,045,837
                                                                                                 ===========           ===========



See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)


                                                                                                December 31,              June 30,
                                                                                                    1998                     1998
                                                                                                    ----                     ----

                                                                                                 (Unaudited)

                                                                                                            (Dollars In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Checking deposits                                                                                $ 95,352              $ 88,231
   Savings deposits                                                                                   78,932                88,008
   Money market deposits                                                                             110,253                82,249
   Certificates of deposit                                                                           599,654               608,236
                                                                                                     -------               -------
Total deposits                                                                                       884,191               866,724

Advances from the Federal Home Loan Bank                                                              45,000                85,000
Accounts payable and other liabilities                                                                 5,871                 7,030
Income taxes                                                                                           2,155                 3,305
                                                                                                  ----------            ----------

   Total liabilities                                                                                 937,217               962,059


Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued                                 --                    --
Common stock, $.01 par value; 15,000,000 shares authorized; 6,612,500 issued at December 31, 1998 and June 30, 1998; 6,398,923 outstanding at
   December 31, 1998 and 6,369,103 outstanding at June 30, 1998                                           66                    66
Additional paid-in capital                                                                            51,720                51,557
Retained earnings, substantially restricted                                                           38,851                38,552
Accumulated other comprehensive income                                                                  (124)                  226
Deferred stock compensation                                                                           (3,969)               (4,159)
Treasury stock, 213,577 shares at December 31, 1998 and 243,397 shares
   at June 30, 1998                                                                                   (2,162)               (2,464)
                                                                                                 ------------          ------------

   Total stockholders' equity                                                                         84,382                83,778
                                                                                                  ----------            ----------

Total liabilities and stockholders' equity                                                       $ 1,021,599           $ 1,045,837
                                                                                                 ===========           ===========




See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                             ENDED DECEMBER 31,             ENDED DECEMBER 31,
                                                                             ------------------             ------------------
                                                                             1998          1997           1998           1997
                                                                             ----          ----           ----           ----
                                                                                        (Dollars In Thousands)
INTEREST INCOME:
Interest on loans                                                        $ 12,113      $ 10,647       $ 23,627       $ 20,476
Interest on mortgage-backed securities                                      3,395         4,865          7,530          9,483
Interest and dividends on investment securities                             1,869         3,247          4,445          7,036
                                                                         --------      --------       --------       --------

   Total interest income                                                   17,377        18,759         35,602         36,995

INTEREST EXPENSE:
Interest on deposit accounts                                               10,166        10,370         20,431         20,753
Interest on advances from the Federal Home Loan
   Bank and other borrowings                                                  733         1,830          2,307          3,076
Net interest expense of hedging transactions                                  347           462            813            948
                                                                          -------       -------         ------         ------

   Total interest expense                                                  11,246        12,662         23,551         24,777

NET INTEREST INCOME BEFORE PROVISION
   FOR ESTIMATED LOAN LOSSES                                                6,131         6,097         12,051         12,218

PROVISION FOR ESTIMATED LOAN LOSSES                                           600           300          1,200            400
                                                                          -------       -------        -------        -------

NET INTEREST INCOME AFTER PROVISION
   FOR ESTIMATED LOAN LOSSES                                                5,531         5,797         10,851         11,818

OTHER INCOME (EXPENSE):
Loan and other fees                                                           117            99            222            197
Net gain on sales of mortgage-backed securities available-for-sale            159             6            159             62
Net gain on sales of loans held for sale                                      161            44            251             70
Income (expense) from real estate operations, net                              16          (198)           198           (641)
Amortization of intangible assets                                            (588)         (588)        (1,177)        (1,177)
Branch and deposit related fees                                               662           620          1,252          1,071
Other income                                                                  305            30            667             91
                                                                          -------      --------        -------       --------

   Total other income (expense)                                               832            13          1,572           (327)



See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


                                                                        FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                         ENDED DECEMBER 31,                  ENDED DECEMBER 31,
                                                                         ------------------                 ------------------
                                                                         1998           1997               1998            1997
                                                                         ----           ----               ----            ----
                                                                                          (Dollars In Thousands)
GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and employee benefits                                        $ 3,075        $ 2,065            $ 6,029         $ 4,610
Occupancy and equipment expense                                           964            926              2,059           1,908
FDIC insurance and other assessments                                      178            181                362             362
Legal and professional services                                           283            222                524             346
Data and item processing service costs                                    601            579              1,164           1,050
Marketing expense                                                         194            157                444             245
Supplies expense                                                          114             71                202             135
Expenses for pending acquisition                                          225              0                225               0
Other operating expenses                                                  562            367                961             735
                                                                     --------       --------           --------        --------

     Total general and administrative expenses                          6,196          4,568             11,970           9,391

EARNINGS BEFORE INCOME
     TAX EXPENSE                                                          167          1,242                453           2,100

INCOME TAX EXPENSE                                                         49            515                154             871
                                                                    ---------       --------           --------        --------

NET EARNINGS                                                         $    118       $    727           $    299        $  1,229
                                                                     ========       ========           ========        ========

SHARES APPLICABLE TO BASIC EARNINGS PER SHARE                       6,395,922      6,286,157          6,390,506       6,284,016

BASIC EARNINGS PER SHARE                                               $ 0.02         $ 0.12             $ 0.05          $ 0.20
                                                                       ======         ======             ======          ======

SHARES APPLICABLE TO DILUTED EARNINGS PER SHARE                     6,507,628      6,501,870          6,504,647       6,477,856

DILUTED EARNINGS PER SHARE                                             $ 0.02         $ 0.11             $ 0.05          $ 0.19
                                                                       ======         ======             ======          ======




See Notes to Consolidated Financial Statements

HF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 1998
(UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS)

                                                                                                             Accumulated   Total
                                            Common stock   Additional                 Deferred                    other   stock-
                                         -----------------    paid-in   Retained        stock-  Treasury  comprehensive   holders'
                                         Shares     Amount    capital   earnings  compensation     stock         income   equity
                                         ------     ------    -------   --------  ------------  --------  -------------   ------

Balance at June 30, 1998                  6,613    $   66    $ 51,557   $ 38,552  $ (4,159)     $ (2,464)   $    226      $ 83,778
Amortization of deferred stock
   compensation                              --        --         165         --       190            --          --           355
Sale of treasury stock                       --        --          (2)        --        --           302          --           300
Comprehensive income:
   Net earnings                              --        --          --        299        --            --          --           299
   Other comprehensive income:
     Change in net unrealized gain
         on available-for-sale
         securities, net of
         $233 in taxes                       --        --          --         --        --            --        (333)
     Recognition of net unrealized
         loss on interest rate swaps
         designated as cash flow
         hedges, net of $12 in taxes         --        --          --         --        --            --         (17)         (350)
                                                                                                                          --------
Comprehensive income                                                                                                           (51)

                                         ------    ------    --------   --------  --------      --------    --------      --------
Balance at December 31, 1998              6,613    $   66    $ 51,720   $ 38,851  $ (3,969)     $ (2,162)   $   (124)     $ 84,382
                                         ======    ======    ========   ========  ========      ========    ========      ========



See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                            FOR THE SIX MONTHS
                                                                                                             ENDED DECEMBER 31,
                                                                                                          1998              1997
                                                                                                          ----              ----
                                                                                                          (Dollars In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                                         $     299          $  1,229

Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Origination of loans held-for-sale                                                                     (23,265)           (9,298)
Proceeds of sale of loans held-for-sale                                                                 21,985             5,507
Provisions for estimated loan and real estate losses                                                     1,213               960
Depreciation and amortization                                                                              547               651
Amortization of deferred loan fees                                                                        (467)             (421)
Amortization (accretion) of premiums (discounts) on loans
   and investment and mortgage-backed securities, net                                                    1,428               161
Amortization of intangible assets                                                                        1,177             1,177
Federal Home Loan Bank stock dividend                                                                     (221)             (200)
Gain on sales of mortgage backed and investment securities available-for-sale                             (159)              (62)
Gain on sales of loans held-for-sale                                                                      (251)              (70)
Gain on sales of foreclosed real estate, net                                                              (193)              (25)
(Gain) loss on sale of premises and equipment                                                              (78)               19
Decrease in accrued interest receivable                                                                    525               551
Decrease in accounts payable and other liabilities                                                      (1,140)           (1,149)
Decrease in other assets                                                                                    43             1,440
Other, net                                                                                                (243)               83
                                                                                                 --------------      -----------

                                                                                                         1,200               553
Net cash provided by operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans receivable                                                                       (31,812)         (108,610)
Purchases of mortgage-backed securities available-for-sale                                                  --           (80,163)
Principal repayments on mortgage-backed securities held-to-maturity                                         --            13,131
Principal repayments on mortgage-backed securities available-for-sale                                   47,021            16,198
Purchases of investment securities available-for-sale                                                  (62,441)               --
Principal repayments on investment securities held-to-maturity                                              --               485
Principal repayments on investment securities available-for-sale                                        49,749             2,614
Proceeds from sales of mortgage-backed and investment securities available-for-sale                     28,157            58,254
Matured / called investment and mortgage backed securities held-to-maturity                                 --            16,000
Matured / called investment and mortgage backed securities available-for-sale                           11,741             3,032
Proceeds from sales of real estate acquired by foreclosure                                               1,936             3,063
Proceeds from sales of real estate held for investment                                                      --               427
Proceeds from sale of premises and equipment                                                             1,360                43
Acquisitions of premises and equipment                                                                  (1,070)             (148)
                                                                                                    -----------       -----------

Net cash provided by (used in) investing activities                                                     44,641           (75,674)

See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                                           FOR THE SIX MONTHS
                                                                                                            ENDED DECEMBER 31,
                                                                                                          1998              1997
                                                                                                          ----              ----
                                                                                                          (Dollars In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Advances received from Federal Home Loan Bank                                                      $   107,000        $   60,000
Proceeds from other borrowings                                                                              --           182,000
Increase in deposit accounts                                                                            17,467            15,909
Repayment of advances from Federal Home Loan Bank                                                     (147,000)               --
Repayment of other borrowings                                                                               --          (182,000)
                                                                                                   -----------        -----------

Net cash (used in) provided by financing activities                                                    (22,533)           75,909
                                                                                                   -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               23,308               788

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                        27,720            18,411
                                                                                                   -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $    51,028        $   19,199
                                                                                                   ===========        ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
Interest on deposit accounts and other borrowings                                                 $      5,219        $    4,857
                                                                                                  ============        ==========

SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES:

Real estate acquired through foreclosure                                                           $     1,964        $    3,823
                                                                                                   ===========        ==========

Loans to facilitate the sale of real estate acquired through foreclosure                          $        338    $ $        358
                                                                                                  ============      ============

Transfer of mortgage-backed securities held-to-maturity to available-for-sale classification      $    123,596    $           --
                                                                                                  ============    ==============

Transfer of investment securities held-to-maturity to available-for-sale classification           $      9,647    $           --
                                                                                                  ============    ==============



See Notes to Consolidated Financial Statements

NOTE 1:  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

        HF Bancorp Inc. ("HFB") is the holding company for Hemet Federal Savings & Loan ("Bank") and the Bank's subsidiary, First Hemet Corporation ("FHC"). The Company's headquarters are in Hemet, California. The Company offers a broad range of financial services to both consumers and small businesses. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year's consolidated financial statements to conform to the current presentation.

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

                                                        PLUS:        PLUS:
                                        EQUALS:     Treasury     Treasury        EQUALS:                   Shares     Shares *
                             LESS:       Shares        Stock        Stock       Shares *                      For          For
               Average     Average          For      Method:      Method:            For   Quarterly       Fiscal       Fiscal
                 Total      Shares    Quarterly   Shares For   Shares For      Quarterly     Average          YTD          YTD
  Quarter       Shares    Treasury        BASIC        Stock        Stock        DILUTED       Share        BASIC      DILUTED
   Ending       Issued       Stock          EPS      Options       Awards            EPS       Price          EPS          EPS
   ------  -----------  ----------   ----------   ----------   ----------   ------------  ----------  -----------   ----------
 09/30/97    6,612,500     330,625    6,281,875      148,044       23,922      6,453,841      $14.94    6,281,875    6,453,841
 12/31/97    6,612,500     326,343    6,286,157      184,928       30,785      6,501,870      $16.60    6,284,016    6,477,856
 03/31/98    6,612,500     307,208    6,305,292      179,413       24,583      6,509,288      $17.13    6,291,108    6,488,333
 06/30/98    6,612,500     280,391    6,332,109      148,744       17,672      6,498,525      $16.98    6,301,358    6,490,881
 09/30/98    6,612,500     227,410    6,385,090      103,878       12,697      6,501,665      $16.14    6,385,090    6,501,665
 12/31/98    6,612,500     216,578    6,395,922       98,921       12,785      6,507,628      $15.98    6,390,506    6,504,647

*Share counts for diluted EPS are applicable only in the event of positive earnings.

NOTE 3: Derivative Financial Instruments

        Effective July 1, 1998, the Company adopted SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities". At that date, the Company maintained $35.0 million (notional amount) in active interest rate exchange agreements which had previously been designated as "cash flow hedges" within the meaning defined in the Statement. The $35.0 million is comprised of two separate swaps, both of which contractually mature in January 1999; and both of which place the Company in a "net payment" position based upon the current market interest rates applicable to the swap agreements. Also at July 1, 1998, the Company maintained one deferred loss with a remaining book value of $272 thousand associated with a terminated swap previously designated as a "cash flow hedge". These derivative positions were established many years ago in order to stabilize the effective cost of short term deposits. Prior to the adoption of SFAS No. 133, these positions were accounted for on an accrual basis, with the net periodic amount payable (receivable) debited (credited) to interest expense.

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

        Also effective July 1, 1998, the Company evaluated the effectiveness of the cash flow hedges and determined them to be ineffective as defined in SFAS No. 133. As a result, future changes in the fair values of the active interest rate swaps due to changes in interest rates will be reflected in current earnings, whereas changes in fair value due to the passage of time will be amortized from Other Comprehensive Income into earnings over the remaining terms of the interest rate swaps. The amount charged to Other Comprehensive Income associated with the terminated swap was amortized into income over the remaining life of the original agreement, which had an expiration date of November 21, 1998.

        Because the two active swaps mature during fiscal 1999 and because the original amortization period for the deferred loss associated with the terminated swap concludes in fiscal 1999, the adoption of SFAS No. 133 will therefore present no net impact upon fiscal 1999 aggregate earnings or shareholders' equity. Results within each quarter of fiscal 1999, however, will be impacted by the adoption of the Statement. During the six months ended December 31, 1998, interest expense increased $7 thousand above what would have been recorded had SFAS No. 133 not been adopted at July 1, 1998. This increase is due to the charge to earnings for the change in fair value of the active interest rate swaps attributable to changes in interest rates, as described above.

        In conjunction with the adoption of SFAS No. 133, the Company reclassified 100% of its securities to "available-for-sale" as defined under SFAS No. 115. A total of $133.2 million (amortized cost) in mortgage-backed and investment securities were reclassified from "held-to-maturity" on July 1, 1998. The Company reclassified these securities in order to provide additional flexibility in future balance sheet and interest rate risk management, and due to the clarification of regulatory capital treatment for unrealized gains and losses accounted for under SFAS No. 115 since the initial adoption of that Statement.

NOTE 4:  Non-qualified Pension Plans

        During the six months ended December 31, 1998, the Company commenced cash distributions of accumulated participant benefits under the non-qualified Directors Retirement Plan. All but three participants have elected to receive cash payments prior to the end of the Company's current fiscal year in lieu of future monthly benefits under this plan. The substantial liquidation of this plan will reduce Company administrative costs in future periods, while also constraining a potential source of volatility in future general & administrative expenses stemming from changes in Director fees and / or general market interest rates. The cash distributions also accelerate the deductibility of these expenses by the Company, thereby reducing associated deferred tax assets as accounted for under SFAS No. 109. In addition, the one participant in the non-qualified Retirement Restoration Plan has elected to receive a cash distribution during the fiscal third quarter in lieu of future monthly benefits under that plan.

NOTE 5:  Stock Plan

         The Company maintains the HF Bancorp, Inc. Stock Based Incentive Plan, which includes both a stock option and a stock award component. All outstanding stock options and awards under the plan vest in the event of a change in control, such as the Company's planned acquisition by Temple-Inland, Inc. The following tables summarize the status of this plan:

        HF BANCORP, INC. STOCK BASED INCENTIVE PLAN:  STOCK OPTION INFORMATION

                                                           Stock                              Stock         Average
                                                         Options            Stock           Options        Exercise
                        Stock            Stock      Cumulatively          Options         Available        Price Of
                      Options          Options          Vested &     Cumulatively        For Future          Vested
Date               Authorized      Outstanding       Outstanding        Exercised            Grants         Options
----               ----------      -----------       -----------      -----------        ----------        --------
06/30/98              811,250          565,960           163,528           87,228           158,062          $10.47
09/30/98              811,250          587,010           165,328          109,428           114,812          $11.10
12/31/98              811,250          580,890           160,008          117,048           113,312          $11.17

         Activity during the six months ended December 31, 1998 included:

                 Granted               47,250
                Canceled                2,500
               Exercised               29,820

         The exercise price of individual vested stock options ranged from a low of $9.50 per share to a high of $17.50 per share as of December 31, 1998.

      HF BANCORP, INC. STOCK BASED INCENTIVE PLAN: STOCK AWARD INFORMATION

                                                                         Stock
                                                         Stock          Awards
                          Stock           Stock         Awards       Available
                         Awards          Awards   Cumulatively      For Future
Date                 Authorized     Outstanding         Vested          Grants
----                 ----------     -----------   ------------      ----------
06/30/98                198,375         102,925         68,257          27,193
09/30/98                198,375          99,565         74,917          23,893
12/31/98                198,375         107,565         74,917          15,893

         Activity during the six months ended December 31, 1998 included:

                 Granted               11,300
                Canceled                    0
                  Vested                6,660

NOTE 6:  Commitments And Contingencies

         At December 31, 1998, the Company maintained commitments to sell $8.1 million in residential fixed rate mortgage loans on a servicing released basis, to originate $5.9 million in various types of loans, and to purchase $2.2 million in loans secured by multifamily real estate. The Company maintained no commitments to assume borrowings, purchase securities, or sell securities at December 31, 1998.

NOTE 7: Recent Accounting Pronouncements

         In October 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 134 "Accounting For Mortgage-Backed Securities Retained After The Securitization Of Mortgage Loans Held For Sale By A Mortgage Banking Enterprise". The Company does not believe this Statement will have a material effect upon its financial condition or results of operations, as the Company has not historically securitized its mortgage loans held for sale. In addition, at this time, the Company has no plans to commence securitizing such loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         Certain matters discussed in this Form 10-Q Report constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act Of 1995. These forward looking statements relate to, among other things, the nature and timing of the planned acquisition by Temple-Inland, Inc., expectations of the business environment in which the Company operates, projections of future performance, adequacy of the allowance for estimated loan losses, trends in credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. These forward looking statements are based upon current management expectations, and therefore involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, the extent to which the Company's operations and results are impacted by its pending acquisition, regulatory and shareholder response to the planned acquisition, the general business environment, the California real estate market, competitive conditions among bank and non-bank financial services providers, changes in laws or regulations, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


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

         At December 31, 1998, the Company had $1,021.6 million in assets, $611.3 million in net loans receivable, and $884.2 million in deposits. The Company is subject to regulation by the Office Of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC"), and the Securities and Exchange Commission ("SEC"). The principal executive offices of the Company and the Bank are located at 445 East Florida Avenue, Hemet, California, 92543, telephone number (909) 658 - 4411, toll free (800) 540-4363, facsimile number
(909) 925 - 5398, electronic mail address CORPINFO@HEMETFED.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposit accounts are insured by the FDIC through the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law.

         The Company conducts business from eighteen full service branch offices, one loan production office, and one centralized loan servicing center. In addition, the Company supports its customers through 24 hour telephone banking, a transaction capable Internet site, and ATM access through an array of networks including STAR, CIRRUS, PLUS, and NOVUS. Through its banking offices, the Bank emphasizes personalized service focused upon two primary markets: households and small businesses. The Bank offers a wide complement of lending and depository products. The Bank also supports its customers by functioning as a federal tax depository, providing merchant bankcard services, issuing debit cards, and supplying various forms of electronic funds transfer. In addition, the Bank, through third party relationships and its First Hemet Corporation ("FHC") subsidiary, makes various non FDIC insured investment products available to its customers, including mutual funds and selected insurance related products.

Recent Developments

         Acquisition By Temple-Inland, Inc.

         As previously announced, on November 14, 1998, the Company entered into an Agreement and Plan of Merger with Temple Inland, Inc. ("TI"), pursuant to which the Company will be merged with and into TI. Upon consummation of the transaction, shareholders of Registrant will receive cash, stock, or a combination thereof, valued at $18.50 per share, subject to certain limitations on the amount of stock to be issued in the transaction. Shareholders will have the opportunity to indicate a preference for the form of consideration to be received in the merger. The merger is subject to regulatory and shareholder approvals. An application for regulatory approval has been filed with the OTS and is pending. A Form S-4 registration statement regarding the proposed merger was filed with the SEC on February 3, 1999. The Company's special shareholders' meeting, previously announced for March 25, 1999, will be postponed to accommodate SEC review of TI's registration statement.

         Check Kite

         During the fourth quarter of calendar 1998, the Company announced that it had identified a $2.9 million check kite by a customer. The customer has continued to cooperate with the Bank, and has now repaid all of the outstanding overdraft balance, the cost of collection, and interest.

         Year 2000 Computer Issue

         The Year 2000 Issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "99" for "1999"). Software so developed could produce inaccurate or unpredictable results upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is significantly subject to the potential impact of the Year 2000 Issue due to the extensive presence of dates in financial information. Potential impacts to the Company may arise from software, hardware, and equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 issues, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams.

         In order to address the Year 2000 Issue, the Company has developed and implemented a five phase plan divided into the following major components:

1. awareness   2. assessment   3. renovation   4. validation   5. implementation

         The Company has completed the first three phases of its Year 2000 plan and is currently working internally and with external vendors on the final two phases. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is to work with external vendors to test and certify their systems as Year 2000 compliant. Other important segments of the Year 2000 plan are to identify loan customers whose possible lack of Year 2000 preparedness might expose the Bank to financial loss, and to highlight any servicers of purchased loans or securities which might present Year 2000 related operating problems.

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

o Due to the age of much of the hardware and software utilized by the Company at the beginning of calendar year 1998, and in conjunction with its strategic plan, the Company has installed a new branch computer environment. The new PC hardware associated with this upgrade completed the Company's certification of all PC and telecommunications hardware throughout the organization as Year 2000 compliant.

o Those ATM's requiring new hardware and / or software to achieve Year 2000 compliance have been upgraded, and all new ATM's acquired have been Year 2000 certified. In addition, Year 2000 testing for the third party which drives the Company's ATM's was recently completed by the Bank's primary data processor. The Bank anticipates receiving the results of this testing during the quarter ended March 31, 1999.

o The Company introduced debit cards and a transaction capable Internet site during the quarter ended December 31, 1998. Prior to implementing these new services, Year 2000 testing was conducted with no shortcomings identified.

o In conjunction with the Federal Reserve, the Bank has scheduled testing of its FedWire wire transfer system for Year 2000 compliance during March, 1999.

o The Company has corresponded with those loan customers whose business or cash flow might be interrupted by a lack of Year 2000 compliance in some aspect of their operation and who present a credit exposure of at least $500 thousand to the Company. No responses received to date have highlighted the likelihood of significant financial loss to the Company. However, only approximately 40% of those loan customers contacted have responded. The Company is continuing to pursue personal contact for those customers who have not yet responded.

         The Company is prepared to curtail credit availability to customers identified as having material exposure to the Year 2000 Issue. However, the Company's ability to exercise such curtailment may be limited by various factors, including existing legal agreements and potential concerns regarding lender liability.

         The Company has conducted formal communications with all of its significant suppliers to determine the extent to which it is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. The Company plans to replace any significant vendor which does not supply a sufficient and favorable response to the Company. This replacement is part of the Company's contingency planning. The Company intends to complete substantially all of its contingency planning and testing no later than June 30, 1999. Year 2000 contingency planning involves four phases:

         1.       establishing organizational planning guidelines
         2.       completing a business impact analysis
         3.       developing a business resumption contingency plan
         4.       validating the business resumption contingency plan

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

         Year 2000 compliance costs incurred during fiscal 1999 totaled approximately $9 thousand. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project related efforts. At this time, management currently estimates additional Year 2000 compliance costs, which are expensed on a current period basis, at between $25 thousand and $75 thousand. This range of costs does not include normal ongoing costs for computer hardware and software that would be replaced even without the presence of the Year 2000 Issue in conjunction with the Company's ongoing programs for updating its delivery and service infrastructure. The Company anticipates spending approximately $1.2 million in fiscal 1999 in conjunction with changes to the technological aspects of its delivery structure. The aforementioned Year 2000 project cost estimate may change as the Company progresses in its Year 2000 program and obtains additional information associated with and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Company's Year 2000 effort.

         Despite the Company's activities in regards to the Year 2000 Issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.


Overview Of Business Activity And Results

         Results for the six months ended December 31, 1998 were significantly influenced by four primary factors:

1. Expenses associated with the implementation of the Company's strategic plan of evolving an almost 80 year old savings & loan into a community based financial services firm.

2. The November 14, 1998 signing of a definitive agreement to sell the Company to Temple-Inland, Inc., which triggered various events, including the liability for significant merger related expenses, restrictions on the Company's operations, a modification in the Company's strategic plan, and a redirection of various internal resources towards facilitating a timely and effective close to the transaction.

3. A continuation of the historically low and flat status of the Treasury security yield curve, thereby fostering high prepayments on a variety of mortgage related assets, which in turn affected net interest income and the composition of the Company's balance sheet.

4. Provisions for estimated loan losses up from the first six months of the prior fiscal year, although down from levels recorded during the latter half of fiscal 1998.

The confluence of the above factors resulted in depressed earnings versus comparable periods during the prior fiscal year and an efficiency ratio above the Company's peer average.

Significant steps in implementing the Company's strategic plan achieved during fiscal 1999 included:

o The completion of the branch restructuring announced during the summer of 1998.

o       The introduction of debit cards and a transaction capable Internet site.

o A shift in balance sheet mix away from the historical predominance of residential mortgage assets funded by retail certificates of deposit.

o A large expansion in the Company's alternative investment sales program.

o Increased non-interest income, fueled by the imposition of a new fee and service charge schedule, the offering of an expanded roster of services, and ongoing growth in mortgage banking activity.

o The establishment of a separate commercial lending unit and a loan production office in Orange County.

o A major upgrade in technology utilized by the Bank's branch network, supporting enhanced customer service while also providing Year 2000 certification.

A number of the above initiatives and achievements, however, generated operating costs in advance of and / or in excess of associated revenues during fiscal 1999, due to the requirement to establish new operating foundations prior to the generation of new business.

         With the signing of the definitive agreement, the Company became liable to pay its investment banking firm 1.25% of the market value of the consideration paid to the shareholders of the Company, with such fee segmented into a series of payments based upon the progress of the sale. Additional costs were incurred, and will be incurred through the close of the sale, for legal and accountant services. These additional expenses reduced fiscal 1999 year to date earnings and will continue to impact results through to the close of the transaction. The definitive agreement to sell the Company presents various operating restrictions, including limitations on investment security purchases and lending activity. These restrictions unfavorably affected earnings during the most recent quarter. With the announcement of the Company's sale, certain strategic projects, including a new loan origination system and the migration to a "proof of deposit" ("POD") branch operations environment, were placed on hold. Internal resources previously assigned to these projects were reallocated toward facilitating the legal and operational (including systems conversion) aspects of timely concluding the transaction with Temple-Inland, Inc.

         Earnings during fiscal 1999 were also unfavorably affected by the impacts stemming from the particularly flat and low state of the Treasury security yield curve, as exhibited by the differential between the 1 year Treasury security and the 10 year Treasury note totaling just 8 basis points at June 30, 1998, 2 basis points at September 30, 1998, and 13 basis points at December 31, 1998. Flat (or inverted) and nominally low yield curves present particular challenges to portfolio lenders such as the Company. The shape of the yield curve discourages borrowers from selecting the adjustable rate loans that the Company utilizes to build its balance sheet, while encouraging refinancing of existing loans and securities, a significant volume of which the Company owns at a premium to par. During the six months ended December 31, 1998, the Company experienced historically high loan and security prepayments, fueled by the availability of residential mortgages at rates below 7.0%.

         In addition, the flatness of the yield curve during fiscal 1999 reduced the spread derived from the Company's net liability sensitive position, pressuring net interest income. Management responded to this environment by augmenting its mortgage banking activity, bolstering fee income, and focusing upon reducing the Company's cost of funds.

         Additional information concerning the above factors and events is presented in the pages which follow.

Changes In Financial Condition From June 30, 1998 to December 31, 1998

         Total assets decreased $24.2 million, or 2.3%, from $1,045.8 million at June 30, 1998 to $1,021.6 million at December 31, 1998. Total assets declined by $38.0 million during the three months ended December 31, 1998 primarily due to the redirection of cash flows from security prepayments and security sales to reducing borrowings.

         Cash and cash equivalents rose from $27.7 million at June 30, 1998 to $51.0 million at December 31, 1998, as the Company built up a balance of short term funds in preparation for a planned wholesale loan purchase during the third fiscal quarter. The objectives of the planned wholesale loan purchase are to bolster net interest income and better deploy the Bank's strong regulatory capital position. If the Bank is not successful in accomplishing the planned loan acquisition, alternative investments providing lesser yields will most likely be pursued.

         In conjunction with the Company's adoption of SFAS No. 133 (see Note
3), all investment and mortgage-backed securities were designated as available-for-sale effective July 1, 1998 in order to provide the Company with enhanced flexibility in balance sheet and interest rate risk management.

         Total securities declined from $396.8 million at June 30, 1998 to $320.6 million at December 31, 1998 due to amortization, prepayments, sales, and calls being only partially offset by new purchases. Funds from the reduction in mortgage-backed security balances were reinvested into the loan portfolio, used to repay maturing borrowings, and retained in short term cash equivalents, as described above. The Company experienced historically high prepayment speeds for mortgage related securities during the most recent quarter in conjunction with the availability of new fixed rate mortgages with rates below 7.00% and because of the historically flat and low shape of the Treasury yield curve.

         Securities purchases during the six months ended December 31, 1998 were concentrated in private label, AAA rated, relatively low duration, fixed rate collateralized mortgage obligations ("CMO's"). However, security purchases following the signing of the definitive agreement to sell the Company were solely short term Agency debentures, consistent with the operating restrictions contained within that document. During fiscal 1999, the Company has avoided purchasing adjustable rate securities because of concerns over prepayment exposure and declines in underlying indices, both of which present the potential for impaired total return. A total of $27.9 million in long term, fixed rate mortgage backed securities were sold in the quarter ended December 31, 1998 in support of the Company's interest rate risk management program and in order to better diversify the Bank's investment portfolio. This was the only security sale during the first six months of fiscal 1999.

         Net loans receivable increased 5.2% from $581.2 million at June 30, 1998 to $611.3 million at December 31, 1998. The ratio of loans to deposits rose from 67.5% at the end of the prior fiscal year to 69.7 % at the conclusion of the most recent quarter. The nominal and relative increases in the loan portfolio have been key objectives of management in implementing the Company's strategic plan.

         Credit commitments during the first six months of fiscal 1999 totaled $155.9 million, down from $183.2 million during the same period during the prior fiscal year. However, the prior fiscal year total included $107.7 million in wholesale purchases of residential hybrid loans which are fixed for an extended initial period (generally three to five years) and then convert to an adjustable rate mortgage (generally annually adjusting based upon the One Year Treasury Constant Maturity Index). No such wholesale residential loan purchases occurred during the first half of fiscal 1999. However, the first six months of fiscal 1999 included the acquisition of $45.0 million in apartment loans sourced through wholesale conduits, whereas the first half of the prior fiscal year contained no similar activity.

         Expansion in net loans receivable was constrained by prepayments, particularly on the Company's portfolio of residential adjustable rate loans, as consumers sought to refinance with interest rates at historically low levels. The Company originated $54.9 million in multifamily real estate loans during the six months ending December 31, 1998, up significantly from the $8.1 million funded during the first half of the prior fiscal year. The Company increased its emphasis upon apartment loans during fiscal 1999 in order to diversify its loan portfolio away from its historically high concentration in lower yielding single family mortgages and in order to improve the efficiency of origination in conjunction with the larger average loan sizes for apartment loans. Construction lending expanded from $6.6 million to $11.0 million during the three months ended December 31, 1998 and from $17.3 million to $21.8 million during the six months ended December 31, 1998. The strength of the real estate markets in many of the communities in which the Company operates combined with the limited supply of housing built during the recessionary period from the early to the mid 1990's to create enhanced construction lending opportunities for the Company.

         Net loans available for sale increased from $3.8 million at June 30, 1998 to $5.3 million at December 31, 1998, as the Company continued building its mortgage banking operation and due to the higher volume of refinance activity occurring in the Company's market areas. During fiscal 1999, the Company has expanded the number of conduits with whom it conducts its mortgage banking activity and has broadened the range of products targeted for sale into the secondary market.

         The Company's investment in the capital stock of the Federal Home Loan Bank ("FHLB") increased from $8.0 million at June 30, 1998 to $8.3 million at December 31, 1998 due to dividends credited.

         Net premises and equipment declined from $7.1 million at June 30, 1998 to $6.4 million at December 31, 1998 due to the sale of the former sites for the Bank's Rancho Bernardo and Idyllwild branches, periodic depreciation and amortization, and a reduction in capital spending activity following the signing of the definitive agreement to sell the Company.

         The Company's net investment in real estate acquired through foreclosure dropped from $1.7 million at June 30, 1998 to $991 thousand at December 31, 1998. The Company sold $1.9 million in foreclosed real estate during the past six months, highlighting the relatively rapid turnover experienced in the Company's inventory of foreclosed properties. This has resulted from a continued strengthening in real estate values in many of the markets in which the Company lends, which in turn has increased buyer interest and supported better sales prices. At December 31, 1998, the Company's inventory of foreclosed properties was comprised of one multifamily building and a number of residential properties.

         Gross intangible assets declined from $12.1 million at June 30, 1998 to $10.9 million at December 31, 1998 due to the continued amortization of the intangible assets generated in conjunction with the North San Diego County branch purchase from Hawthorne Savings and the Palm Springs Savings Bank ("PSSB") acquisition. Under OTS regulations, intangible assets net of associated deferred tax liabilities reduce regulatory capital, resulting in lower capital ratios than would otherwise be the case. At December 31, 1998, the reduction in the Bank's regulatory capital resulting from intangible assets was $8.3 million.

         Total deposits rose 2.0% from $866.7 million at June 30, 1998 to $884.2 million at December 31, 1998. Key trends within the deposit portfolio included:

o Checking account balances expanded from $88.2 million at June 30, 1998 to $95.4 million at December 31, 1998. The Company has continued to target increases in checking accounts as a source of low cost funds and non-interest income, with efforts in fiscal 1999 including the introduction of a transaction capable Internet site, the installation of additional ATM's, and an alteration in branch staff incentive program emphasis.

o Customers responded positively to the Bank's "Platinum" money market deposit account, which provides competitive, highly tiered rates for liquid funds. In conjunction with this product, total money market deposits increased from $82.2 million at June 30, 1998 to $110.3 million six months later. This growth occurred despite repeated reductions in pricing in response to the three cuts in the federal funds rate implemented by the Federal Reserve during the six months ended December 31, 1998.

o Savings deposits fell from $88.0 million at June 30, 1998 to $78.9 million at December 31, 1998, as the Company continued to price its passbook based products less aggressively in order to encourage customer migration into statement based products. Management believes statement based products present the Bank with fewer operational problems (and losses), result in faster customer service, and more effectively mesh with upcoming advances in technology. The decline in savings balances during the most recent quarter also stemmed from a number of higher balance customers moving their savings funds into the Platinum money market product.

o Certificate of deposit balances fell $8.6 million, or 1.4%, from $608.2 million at June 30, 1998 to $599.7 million at December 31, 1998, with the decline occurring during the second quarter of fiscal 1999. During the past three months, the Company priced its certificates of deposit relatively less aggressively than in prior periods in order to more quickly reduce the Bank's cost of funds and due to the Company's high liquidity. This pricing strategy, when combined with the aforementioned changes in mix and some significant rate rolldowns on maturing longer term CD's, led to a 20 basis point decline in the Bank's weighted average cost of deposits during the first half of fiscal 1999.

         During the six months ended December 31, 1998, the Bank realized only minor outflows from the portfolio of deposits relocated from the Diamond Valley branch, which was consolidated into the nearby and much larger Hemet West branch in October, 1998. A similar experience was realized for the deposit portfolio from the San Jacinto branch, which during December 1998 was relocated across the street to the Company's first supermarket facility. Located in a Stater Bros. supermarket, this full service branch offers extended hours for customer convenience and the Bank's first ATM in San Jacinto. New account activity at the supermarket branch during December was heavily skewed toward checking accounts, further moderating that branch's already below average cost of deposits.

         Customer response to the new locations for the Idyllwild and Rancho Bernardo branches has also been generally positive. An ATM was installed at the Sun City branch during the second quarter of fiscal 1999. The Company relocated its Rancho Mirage branch to an improved facility in nearby Palm Desert in January, 1999, with the move celebrated in a series of "grand opening" events. The Palm Desert relocation completed the branch restructuring announced in the summer of 1998, with a corresponding $1.06 million pre-tax special charge to fiscal 1998 earnings.

         Advances from the FHLB-SF declined from $85.0 million at June 30, 1998 to $45.0 million at December 31, 1998. $65.0 million of the June 30 inventory of advances matured during October, 1998. The Company utilized this opportunity to:

o        redeploy funds from security prepayments and sales to reduce borrowings

o extend $25.0 million in advances out to between two and three years, thereby improving the Company's interest rate risk profile

o        decrease the weighted average nominal cost of advances from 5.24% to
         4.91%

         Total stockholders' equity rose from $83.8 million at June 30, 1998 to $84.4 million at December 31, 1998. Factors contributing to this increase included:

o         net income generated for the fiscal year to date

o         continued amortization of the Company's deferred stock compensation

o the exercise of stock options (funded with Treasury stock) during the current fiscal year

The above factors more than offset:

o depreciation in the portfolios of investments designated as available-for-sale, with the equity impact of this depreciation augmented by the realization of $159 thousand in pre-tax gains on the sale of securities during the second quarter of fiscal 1999

o the July 1, 1998 adoption of SFAS No. 133, which generated a debit to shareholders' equity via Other Comprehensive Income stemming from the fair value of cash flow hedges


Interest Rate Risk Management And Exposure

         In an effort to limit the Company's exposure to interest rate changes, management monitors and evaluates interest rate risk on a regular basis, including participation in the OTS Net Portfolio Value Model and associated regulatory reporting. Management acknowledges that interest rate risk and credit risk compose the two greatest financial exposures faced by the Company in the normal course of its business.

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

         The Company's net liability sensitivity declined during the first six months of fiscal 1999 due to multiple factors, including:

o The sale of $27.9 million in long term, fixed rate Agency mortgage-backed securities during the second fiscal quarter.

o The extension of $25.0 million in maturing FHLB advances to terms of between two and three years.

o A $26.0 million rise in transaction accounts. Checking accounts (and to a lesser degree savings and money market accounts) are generally less interest rate sensitive than certificates of deposit and other alternative funding sources.

o An increase in prepayment speeds on higher duration assets maintained on the balance sheet. As a result, there are both fewer such remaining assets and those which do remain present shorter average lives and thus less volatility in value.

o Associated with the above factor, long term, fixed rate residential loans held for portfolio declined from $134.9 million at June 30, 1998 to $125.7 million at December 31, 1998.

o An increase in capital. Higher capital levels reduce the percentage impact or relative exposure from a given volatility in net portfolio value.

o The call of the final $10.8 million in long term, fixed rate Agency debentures owned by the Company on June 30, 1998.

         The Company's two active interest rate swaps mature in January, 1999. Management estimates the cost to terminate these two contracts at December 31, 1998 was $37 thousand. The amortization period for the Other Comprehensive Income adjustment stemming from the Company's final terminated rate swap concluded in November, 1998.

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

         At December 31, 1998, the Company maintained $51.0 million in cash and cash equivalents, untapped borrowing capacity of $260.0 million at the FHLB-SF, and significant excess collateral in both loans and securities; collateral which is available for either liquidation or secured borrowings in order to meet future liquidity requirements. In addition, the Bank has been granted three federal funds lines of credit from correspondent financial institutions, with an aggregate borrowing capacity of $20.0 million. However, there can be no assurance that funds from such lines will be available at all times, or that such lines will be maintained in future periods.

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



                                                 Core Capital To
                                                     Adjusted                 Core Capital To               Total Capital
                                                   Total Assets                Risk-weighted                     To
                                                 (Leverage Ratio)                 Assets                Risk-weighted Assets
                                                 ----------------             ---------------           --------------------
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


         The following table summarizes the capital ratios required by FDICIA for an institution to be considered well capitalized and the Bank's regulatory capital at December 31, 1998 as compared to such ratios.



                                                  Core Capital To               Core Capital To            Total Capital To
                                                      Adjusted                   Risk-weighted              Risk-weighted
                                                    Total Assets                     Assets                    Assets
                                                 --------------------         -------------------       -------------------
                                                 Balance      Percent         Balance     Percent       Balance     Percent
                                                 -------      -------         -------     -------       -------     -------
                                                                             (Dollars In Thousands)
Hemet Federal's regulatory capital             $    66,314      6.59%     $    66,314      14.65%      $   71,281    15.74%
Well capitalized requirement                        50,320      5.00           27,164       6.00           45,273    10.00
                                               -----------      ----           ------     ------       ----------    -----
Excess                                         $    15,994      1.59%     $    39,150       8.65%      $   26,008     5.74%
                                               ===========      ====      ===========       ====       ==========    =====

Adjusted assets (1)                            $ 1,006,393                 $  452,727                  $  452,727
                                               ===========                 ==========                  ==========

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

         The following table summarizes the regulatory capital requirements under FIRREA for the Bank. As indicated in the table, Hemet Federal's capital levels at December 31, 1998 exceeded all three of the currently applicable minimum FIRREA capital requirements.


                                                                     Percent Of
                                                                       Adjusted
                                                   Amount          Total Assets
                                                   ------          ------------
                                          (Dollars In Thousands)
Tangible Capital
Regulatory capital                               $ 66,314                 6.59%
Minimum required                                   15,096                  1.50
                                                   ------                  ----
Excess                                           $ 51,218                 5.09%
                                                 ========                 =====


Core Capital
Regulatory capital                               $ 66,314                 6.59%
Minimum required                                   30,192                  3.00
                                                   ------                  ----
Excess                                           $ 36,122                 3.59%
                                                 ========                 =====

                                                                     Percent Of
                                                                  Risk-weighted
                                                   Amount                Assets
                                                   ------                ------
Risk-based Capital
Actual capital                                   $ 71,281                15.74%
Minimum required                                   36,218                  8.00
                                                   ------                  ----
Excess                                           $ 35,063                 7.74%
                                                 ========                 =====


         At December 31, 1998, the Bank's regulatory capital levels exceeded the thresholds required to be classified as a "well capitalized" institution. The Bank's capital ratios detailed above do not reflect the additional capital (and assets) maintained by the holding company. Management anticipates the Bank to remain "well capitalized" following the wholesale loan purchase planned for the third quarter of fiscal 1999.

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

Credit Profile

         Nonperforming Assets

         The following table sets forth information regarding non accrual loans, real estate acquired through foreclosure, and repossessed consumer assets.


                                                                                    December 31, 1998         June 30, 1998
                                                                                    -----------------         -------------
                                                                                                 (Dollars In Thousands)

Gross non accrual loans before valuation reserves                                             $ 6,960               $ 4,276
Investment in foreclosed real estate before valuation reserves                                  1,117                 1,853
                                                                                              -------               -------
     Total nonperforming assets                                                               $ 8,077               $ 6,129
                                                                                              =======               =======

Non accrual loans to gross loans net of undisbursed loan funds                                  1.12%                 0.72%
Nonperforming assets to total assets                                                            0.79%                 0.59%


         The following table presents a profile of gross non accrual loans at December 31, 1998.


                  Gross Non Accrual Loans                                    December 31, 1998
                                                                             -----------------
                                                                        (Dollars In Thousands)

                  Residential real estate                                       $   3,716
                  Multifamily real estate                                             154
                  Commercial & industrial real estate                                 622
                  Construction                                                        260
                  Land / Lots                                                       1,952
                  Consumer                                                            199
                  Commercial business                                                  57
                                                                                 --------
                       Total                                                    $   6,960
                                                                                =========


         The increase in non accrual loans during fiscal 1999 primarily resulted from:

o the placement of a $968 thousand loan secured by residential lots onto non accrual status

o  cash flow deterioration for certain income property loans

o retaining reinstated loans on non accrual status pending verification of collateral values and cash flow adequacy

         Approximately $2.9 million of the non accrual loans at December 31, 1998 were paying according to contractual terms. In addition, a continuing recovery in real estate markets and the economy in the Company's primary lending areas has favorably impacted the Company's ability to dispose of foreclosed real estate, contributing to the reduction in foreclosed real estate balances during fiscal 1999 year to date.

         Criticized And Classified Assets

         The following table presents information concerning the Company's inventory of criticized ("OAEM") and classified ("substandard" and lower) assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets which present indications of potential future credit deterioration.



                          History of Classified Assets
                             (Dollars In Thousands)

                             OAEM           Substandard          Doubtful             Loss             Total
                             ----           -----------          --------             ----             -----
June 30, 1997               $9,586            $19,834               --               $2,952           $32,372
September 30, 1997          $8,656            $15,805               --               $3,051           $27,512
December 31, 1997           $9,572            $12,932               --               $1,843           $24,347
March 31, 1998             $10,885            $11,701              $55               $2,526           $25,167
June 30, 1998              $20,477            $14,383               --               $2,718           $37,578
September 30, 1998         $16,698            $16,746               --               $2,010           $35,454
December 31, 1998          $14,813            $17,136               -                $1,654           $33,603


         The portfolio of loans acquired in conjunction with the PSSB acquisition, which experienced a disproportionately high charge-off rate following the acquisition, totaled $86.4 million at December 31, 1998. Of this total, $67.1 million was composed of residential mortgages and $11.4 million was comprised of loans secured by commercial & industrial real estate.


         Impaired Loans

         At December 31, 1998, the Company maintained total gross impaired loans, before specific reserves, of $9.7 million, constituting 88 credits. This compares to total gross impaired loans of $10.7 million at June 30, 1998. This decrease was caused by the Company's continuing to foreclose upon, and generally subsequently sell, its existing problem credits secured by real estate, the reinstatement of previously impaired loans combined with evidence of the capacity for future financial performance, and a limited inflow of new problem credits due to the strength of the economy, the rebound in Southern California real estate markets, and the impact of the Company's revised credit management program implemented toward the end of fiscal 1998. A total of $1.5 million in specific reserves were established against impaired loans at December 31, 1998, down from $2.5 million at June 30, 1998. The average recorded investments in impaired loans during the three and six months ended December 31, 1998 were $10.7 million and $10.4 million, respectively.

         Of the total impaired loans at December 31, 1998, $2.8 million were either fully current or exhibited only minor delinquency and were therefore maintained on accrual status. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where management has identified concerns regarding the collection of the credit. For the six months ended December 31, 1998, accrued interest on impaired loans was $23 thousand and interest of $349 thousand was received in cash. If all non accrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $399 thousand during the six months ended December 31, 1998, instead of interest income actually recognized on cash payments of $232 thousand.

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

         The following table presents activity in the Bank's allowances for estimated loan losses during the six months ended December 31, 1998 and 1997:

                                                                                 Six Months Ended December 31,
                                                                                 -----------------------------
                                                                                1998                      1997
                                                                                ----                      ----
                                                                                     (Dollars In Thousands)
Allowance for Loan Losses:
Balance at June 30                                                            $6,271                    $4,780
    Loan chargeoffs:
          Residential real estate                                               (351)                     (402)
          Multifamily real estate                                               (125)                     (121)
          Commercial & industrial real estate                                   (336)                     (313)
          Construction                                                           ---                       ---
          Land / Lots                                                            (12)                     (265)
          Consumer                                                               (35)                      (98)
          Commercial business                                                   (117)                      ---
                                                                           ----------             ------------
    Total chargeoffs                                                            (976)                   (1,199)
     Loan recoveries                                                               1                       ---
     Provision for estimated loan losses                                       1,200                       400
                                                                            --------                ----------
Balance at December 31                                                       $ 6,496                   $ 3,981
                                                                             =======                   =======


                                                                        December 31, 1998             June 30, 1998
                                                                        -----------------             -------------
Allowance for estimated loan losses as a percent of
     nonperforming loans                                                      93.33%                   146.64%
Allowance for estimated loan losses as a percent of
     gross loans receivable net of loans in process                            1.04%                     1.06%

         The following table presents activity in the Bank's allowances for estimated real estate losses during the six months ended December 31, 1998 and 1997:

                                                                                  Six Months Ended December 31,
                                                                                  -----------------------------
                                                                                  1998                     1997
                                                                                  ----                     ----
                                                                                      (Dollars In Thousands)
Valuation Allowances: Real Estate Acquired Through Foreclosure
Balance at June 30                                                             $   179                  $ 1,020
   Net chargeoffs                                                                  (66)                    (758)
   Provision to increase valuation allowances                                       13                      560
                                                                               -------                  -------
Balance at December 31                                                         $   126                  $   822

Valuation Allowances: Real Estate-Development
Balance at June 30                                                             $     0                  $   577
   Net chargeoffs                                                                    0                     (577)
   Provision to increase valuation allowances                                        0                        0
                                                                               -------                  -------
Balance at December 31                                                         $     0                  $     0

TOTAL VALUATION ALLOWANCES FOR REAL ESTATE                                     $   126                  $   822
                                                                               =======                  =======

         Loan charge-offs during fiscal 1999 included $336 thousand for a commercial real estate loan secured by a retail strip center and $125 thousand for a loan secured by an apartment complex, both of which were located in Hemet. The ratio of allowance for estimated loan losses to non accrual loans decreased from 146.64% at June 30, 1998 to 93.33% at December 31, 1998 due to the $2.7
million rise in non accrual loans during the period. However, specific reserves for loans declined from $2.5 million at June 30, 1998 to $1.5 million at December 31, 1998, in part because of improved financial performance, property values, and / or updated cash flow information for certain loans secured by income properties. The ratio of allowance for estimated losses to gross loans receivable net of loans in process declined slightly from 1.06% at June 30, 1998 to 1.04% at December 31, 1998, as the rate of growth in the loan portfolio exceeded the rate of expansion in the allowance. At December 31, 1998, 63.8% of the Bank's gross loan portfolio was comprised of residential real estate loans. Multifamily loans constituted the next largest segment, at 15.2% of the gross loan portfolio. In addition, 96.2% of the gross loan portfolio at December 31, 1998 was composed of loans secured by real estate of various types.

         The Company exited the real estate development business during the first half of fiscal 1998, after the final two development projects were sold.

         The Company's inventory of foreclosed properties and repossessed consumer assets is summarized as follows:

       Real Estate Acquired By Foreclosure and Repossessed Consumer Assets
                                December 31, 1998

(Dollars In Thousands)                  Gross       Valuation           Net       Percent
Type Of Property                      Balance        Reserves       Balance      Of Total
----------------                      -------        --------       -------      --------
Residential 1 - 4 Units              $    979        $    126      $    853         86.1%
Multifamily More Than 4 Units             138               0           138         13.9%
Commercial / Industrial                     0               0             0          0.0%
Land / Developed Lots                       0               0             0          0.0%
Repossessed Consumer Assets                 0               0             0          0.0%
                                   ----------      ----------    ----------      --------
   Total                              $ 1,117        $    126      $    991        100.0%
                                      =======        ========      ========        ======

         Upon acquisition, the Bank accounts for real estate owned through foreclosure at fair market value less estimated costs to sell. Management believes that adequate valuation reserves have been established based upon current market conditions.

Comparison Of Operating Results For The Three Months And Six Months Ended December 31, 1998 and December 31, 1997

General

         For the fiscal 1999 second quarter ended December 31, 1998, the Company reported net income of $118 thousand, equivalent to $0.02 basic and diluted earnings per share. This compares to earnings of $727 thousand, or $0.12 basic and $0.11 diluted earnings per share, during the same period during the prior fiscal year. For the six months ended December 31, 1998, the Company generated net income of $299 thousand, equivalent to $0.05 basic and diluted earnings per share. This compares to earnings of $1.2 million, or $0.20 basic and $0.19 diluted earnings per share during the first six months of the prior fiscal year.

         Primary factors which constrained earnings during the first half of fiscal 1999 included:

1. The various impacts stemming from the historically low and flat shape of the Treasury yield curve.

2. Acquisition related operating costs of $225 thousand, including attorney, investment banker, and accountant fees.

3. General & administrative expenses above levels experienced in prior quarters.

4. Greater provisions for estimated loan losses than were recorded during the first half of fiscal 1998.


Net Interest Income

         Net interest income increased slightly from $6.10 million during the quarter ended December 31, 1997 to $6.13 million during the most recent three months. Net interest income during the most recent three months was bolstered by the conclusion of the amortization period for the Company's final terminated interest rate swap. The figures for net hedging expense reported by the Company reflect the adoption of SFAS No. 133 as of July 1, 1998.

         Net interest income for the six months ended December 31, 1998 totaled $12.05 million, down from $12.22 million during the same period the prior fiscal year. Net interest income during fiscal 1999 has been constrained by the unfavorable impacts stemming from the historically low and flat shape of the Treasury yield curve. As a result of this interest rate environment, the Company experienced accelerated prepayments, particularly on its portfolios of adjustable rate mortgage related assets and higher coupon collateralized mortgage obligations, many of which are owned at a premium to par value, as customers took advantage of historically low fixed interest rates to refinance.

         The Company's average spread on total assets increased from 2.26% during the second quarter of fiscal 1998 to 2.36% during the most recent three months. The Company's average spread on total assets during the first half of the current fiscal year was 2.26%, down from 2.31% for the similar period the prior fiscal year. During the first half of fiscal 1999, the Company has achieved a 20 basis point decrease in the weighted average cost of deposits, a 33 basis point fall in the weighted average cost of borrowings, greater ratios of loans to deposits and average interest earning assets to average interest bearing liabilities, and a reduced loan portfolio concentration in lower yielding residential mortgages. These accomplishments were, however, largely offset by the aforementioned impacts from the general interest rate environment and by the imposition of balance sheet composition restrictions commencing in mid-November with the signing of the definitive agreement to sell the Company.

         The following tables present certain information relating to net interest income for the three and six months ended December 31, 1998 and 1997. The average rates and costs are derived by dividing annualized interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

                                               Three Months Ended December 31, 1998   Three Months Ended December 31, 1997
                                               -------------------------------------  ------------------------------------
(Dollars In Thousands)                             Average                   Average      Average                   Average
                                                   Balance     Interest         Rate      Balance     Interest         Rate
                                                   -------     --------         ----      -------     --------         ----
ASSETS:
  Interest Earning Assets:
    Real Estate Loans, Net (1)                     594,959       11,622        7.81%      538,455       10,268        7.63%
    Non Real Estate Loans, Net (1)                  24,712          491        7.95%       15,751          379        9.63%
    Mortgage-backed Securities (2)                 232,153        3,395        5.85%      303,204        4,865        6.42%
    CMO's (3)                                      111,940        1,471        5.26%       29,120          467        6.41%
    FHLB Stock                                       8,134          103        5.07%        6,300          106        6.73%
    Other Interest Earning Assets (4)               20,779          295        5.68%      133,897        2,674        7.99%
                                               -----------     --------        -----   ----------      -------        -----
  Total Interest Earning Assets                    992,677       17,377        7.00%    1,026,727       18,759        7.31%
  Non Interest Earning Assets                       48,465                                 51,994
                                               -----------                            -----------
TOTAL ASSETS                                     1,041,142                              1,078,721

LIABILITIES & SHAREHOLDERS' EQUITY:
  Interest Bearing Liabilities:
    Deposits                                       841,793       10,166        4.83%      822,556       10,370        5.04%
    Net Hedging Expense (5)                                         347                                    462
    Borrowings (6)                                  56,386          733        5.20%      121,250        1,830        6.04%
                                               -----------     --------        -----      -------        -----        -----
  Total Interest Bearing Liabilities               898,179       11,246        5.01%      943,806       12,662        5.37%
  Non Interest Bearing Liabilities                  58,551                                 51,370
                                               -----------                            -----------
Total Liabilities                                  956,730                                995,176
Shareholders' Equity                                84,412                                 83,545
                                               -----------                            -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         1,041,142                              1,078,721

Net Interest Income                                               6,131                                  6,097
Interest Rate Spread (7)                                                       1.99%                                  1.94%
Net Interest Earning Assets                         94,498                                 82,921
Net Interest Margin (8)                                                        2.47%                                  2.38%
Net Interest Income / Average Total Assets                                     2.36%                                  2.26%
Int. Earning Assets / Int. Bearing Liabilities                               110.52%                                108.79%

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

8) Net interest margin equals annualized net interest income divided by average interest earning assets.

                                                 Six Months Ended December 31, 1998     Six Months Ended December 31, 1997
                                                 -----------------------------------    ----------------------------------
(Dollars In Thousands)                             Average                   Average      Average                   Average
                                                   Balance     Interest         Rate      Balance     Interest         Rate
                                                   -------     --------         ----      -------     --------         ----
ASSETS:
  Interest Earning Assets:
    Real Estate Loans, Net (1)                     583,143       22,674        7.78%      508,367       19,720        7.76%
    Non Real Estate Loans, Net (1)                  23,228          953        8.21%       15,638          756        9.68%
    Mortgage-backed Securities (2)                 252,423        7,530        5.97%      292,864        9,483        6.48%
    CMO's (3)                                      106,472        2,910        5.47%       30,683          999        6.51%
    FHLB Stock                                       8,073          221        5.48%        6,254          201        6.42%
    Other Interest Earning Assets (4)               43,250        1,314        6.08%      147,234        5,836        7.93%
                                               -----------      -------        -----   ----------      -------        -----
  Total Interest Earning Assets                  1,016,589       35,602        7.00%    1,001,040       36,995        7.39%
  Non Interest Earning Assets                       51,427                                 54,579
                                               -----------                            -----------
TOTAL ASSETS                                     1,068,016                              1,055,619

LIABILITIES & SHAREHOLDERS' EQUITY:
  Interest Bearing Liabilities:
    Deposits                                       838,136       20,431        4.88%      820,688       20,753        5.06%
    Net Hedging Expense (5)                                         813                                    948
    Borrowings (6)                                  86,416        2,307        5.34%      103,572        3,076        5.94%
                                               -----------      -------        -----      -------      -------        -----
  Total Interest Bearing Liabilities               924,552       23,551        5.09%      924,260       24,777        5.36%
  Non Interest Bearing Liabilities                  59,084                                 48,803
                                               -----------                            -----------
Total Liabilities                                  983,636                                973,063
Shareholders' Equity                                84,380                                 82,556
                                               -----------                            -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         1,068,016                              1,055,619

Net Interest Income                                              12,051                                 12,218
Interest Rate Spread (7)                                                       1.91%                                  2.03%
Net Interest Earning Assets                         92,037                                 76,780
Net Interest Margin (8)                                                        2.37%                                  2.44%
Net Interest Income / Average Total Assets                                     2.26%                                  2.31%
Int. Earning Assets / Int. Bearing Liabilities                               109.95%                                108.31%

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

Rate / Volume Analysis

         The following tables utilize the figures from the preceding tables to present a comparison of interest income and interest expense resulting from changes in volumes and the rates on average interest earning assets and average interest bearing liabilities for the periods indicated. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior period average interest rate. The changes in interest income or interest expense attributable to changes in rate are calculated by multiplying the change in interest rate by the prior period average volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and changes in interest rate are calculated by multiplying the change in volume by the change in rate.


                                                                  Three Months Ended December 31, 1998
                                                                               Compared To
                                                                  Three Months Ended December 31, 1997
                                                                  ------------------------------------
sands)                                                                 Increase (Decrease) Due To:
                                                         Volume               Rate        Volume / Rate               Net
                                                         ------               ----        -------------               ---
INTEREST INCOME:
     Real Estate Loans, Net                             $ 1,077           $    251            $      26           $ 1,354
     Non Real Estate Loans, Net                             216                (66)                 (38)              112
     Mortgage-backed Securities                          (1,140)              (431)                 101            (1,470)
     CMO's                                                1,328                (84)                (240)            1,004
     FHLB Stock                                              31                (26)                  (8)               (3)
     Other Interest Earning Assets                       (2,259)              (773)                 653            (2,379)
                                                         ------            -------              -------            ------
TOTAL INTEREST INCOME                                      (747)            (1,129)                 494            (1,382)

INTEREST EXPENSE:
     Deposit Accounts                                       242               (435)                 (11)             (204)
     Net Hedging Expense                                      0               (115)                   0              (115)
     Borrowings                                            (979)              (254)                 136            (1,097)
                                                        -------            -------              -------            ------
TOTAL INTEREST EXPENSE                                     (737)              (804)                 125            (1,416)

NET CHANGE IN NET INTEREST INCOME                       $   (10)           $  (325)             $   369          $     34
                                                        =======            =======              =======          ========


                                                                      Six Months Ended December 31, 1998
                                                                                   Compared To
                                                                      Six Months Ended December 31, 1997
                                                                      ----------------------------------

(Dollars In Thousands)                                                     Increase (Decrease) Due To:
                                                                           ---------------------------
                                                         Volume               Rate        Volume / Rate               Net
                                                         ------               ----        -------------               ---
INTEREST INCOME:
     Real Estate Loans, Net                             $ 2,901          $      47           $        6           $ 2,954
     Non Real Estate Loans, Net                             367               (114)                 (56)              197
     Mortgage-backed Securities                          (1,309)              (747)                 103            (1,953)
     CMO's                                                2,468               (160)                (397)            1,911
     FHLB Stock                                              58                (30)                  (8)               20
     Other Interest Earning Assets                       (4,122)            (1,363)                 963            (4,522)
                                                         ------             ------              -------           -------
TOTAL INTEREST INCOME                                       363             (2,367)                 611            (1,393)

INTEREST EXPENSE:
     Deposit Accounts                                       441               (747)                 (16)             (322)
     Net Hedging Expense                                      0               (135)                   0              (135)
     Borrowings                                            (510)              (311)                  52              (769)
                                                        -------            -------              -------           -------
TOTAL INTEREST EXPENSE                                      (69)            (1,193)                  36            (1,226)

NET CHANGE IN NET INTEREST INCOME                       $   432           $ (1,174)             $   575           $  (167)
                                                        =======           ========              =======           =======

Interest Income

         Interest income declined from $18.8 million and $37.0 million in the three and six months ended December 31, 1997 to $17.4 million and $35.6 million in the three and six months ended December 31, 1998, respectively, as a shift in asset mix toward loans and away from securities was insufficient to offset both a generally lower interest rate environment and increased premium amortization on assets owned with a basis exceeding par. The following table highlights the change in general interest rate environment between the first six months of fiscal 1998 and fiscal 1999:

Treasury         Bond Equivalent Yield On         Bond Equivalent Yield On        Bond Equivalent Yield On
                 ------------------------         ------------------------        ------------------------
Security            6/30/97       6/30/98            9/30/97       9/30/98          12/31/97      12/31/98
--------            -------       -------            -------       -------          --------      --------
3 month               5.17%         5.09%              5.09%         4.36%             5.34%         4.46%
6 month               5.25%         5.23%              5.27%         4.47%             5.44%         4.54%
1 year                5.65%         5.37%              5.44%         4.39%             5.47%         4.52%
2 year                6.06%         5.48%              5.78%         4.27%             5.64%         4.53%
5 year                6.37%         5.47%              5.99%         4.22%             5.71%         4.54%
10 year               6.49%         5.45%              6.11%         4.41%             5.74%         4.65%
30 year               6.78%         5.63%              6.40%         4.97%             5.92%         5.09%

In addition, the 11th District Cost Of Funds Index declined from 4.96% for December 1997 to 4.66% for December 1998.

         Interest income on loans rose 13.8% from $10.6 million during the three months ended December 31, 1997 to $12.1 million during the quarter ending December 31, 1998. Similarly, for the six months ending December 31, 1998, interest income on loans rose 15.4% versus the same period during the prior fiscal year. These increases were primarily generated by an expansion in the Company's loan portfolio and by a gradual shift in loan mix towards a lower concentration in residential mortgages. At December 31, 1998, 63.8% of the Company's gross loan portfolio was comprised of residential mortgages, down from 75.9% one year earlier. The rise in interest income on loans would have been greater if not for the year to year decline in the various indices underlying the Company's adjustable rate loans. At December 31, 1998, 46.3% of the Company's gross loans repriced based upon various Treasury indices.

         Interest income on mortgage backed securities declined from $4.9 million and $9.5 million for the three months and six months, respectively, ended December 31, 1997 to $3.4 million and $7.5 million during the like periods in fiscal 1999. These reductions stemmed from both reduced average volumes and lower average rates. The lower average rates resulted from declines in indices underlying the Company's adjustable rate mortgage backed securities and by a significant rise in prepayments on adjustable rate mortgage-backed securities owned at a premium to par value. The accelerated payoff of these securities caused a similarly accelerated amortization of the purchase premiums, depressing yield. The Company experienced this constrained yield despite concentrating its adjustable rate mortgage backed securities in seasoned GNMA ARMs, which historically and recently have exhibited relatively less prepayment volatility than conventional adjustable rate mortgage backed securities.

         Interest income on collateralized mortgage obligations ("CMO's") increased from $467 thousand and $1.0 million for the three and six months, respectively, ended December 31, 1997 to $1.5 million and $2.9 million during the same periods in fiscal 1999. These increases were due to significantly expanded volume. Over the past nine months, the Company has focused most of its security purchases into low duration, fixed rate, AAA rated, private label CMO's due to concerns over total return volatility for adjustable rate securities and because of management's plan to build a stream of cash flows off of the securities portfolio in order to provide liquidity for potential future increases in credit commitments. The relatively short term of the new CMO purchases therefore constrained the yield versus what could have been acquired for longer average lives.

         Interest income on other earning assets fell significantly in fiscal 1999 when compared to the prior fiscal year due to reductions in both average rate and average volume. These reductions largely stemmed from the Company's eliminating its portfolio of long term, fixed rate, callable Agency debentures in conjunction with its interest rate risk management program. In addition, restrictions contained in the definitive agreement governing the Company's sale restrict the profile of investments which the Company may purchase. These restrictions constrained interest income during the period following the signing of the document.

Interest Expense

         Interest expense on deposits declined from $10.4 million and $20.8 million during the three and six months ended December 31, 1997, respectively, to $10.2 million and $20.4 million during the like periods in fiscal 1999. Reductions in average rate were more than sufficient to offset increases in the average balances of interest bearing deposits. Over the past year, the Company has implemented a series of initiatives to reduce its average cost of funds, including:

o a greater sales and incentive emphasis upon transaction accounts in general and checking accounts in particular

o the introduction of new transaction products aimed at reducing the funding concentration in certificates of deposit

o the development of new certificate products that default to a roll over into less costly products upon maturity

o a reduction in the amount of variation in rate from sheet pricing controlled by the branches

In addition, deposit rates among the Company's competition were lower in fiscal 1999 versus one year earlier due to the decline in general market interest rates, thereby facilitating the Company's reducing its deposit price points.

         Interest expense on borrowings fell from $1.8 million and $3.1 million during the three and six months ended December 31, 1997 to $733 thousand and $2.3 million for the same periods in fiscal 1999. These reductions were because of both smaller average volumes and lower average rates. $65.0 million of the Company's FHLB advances at June 30, 1998 matured in November, 1998, providing the Company with the opportunity to reduce its debt level and acquire new FHLB advances at rates below the maturing advances.

         Net interest expense of hedging transactions declined from $462 thousand and $948 thousand during the three and six months ended December 31, 1997 to $347 thousand and $813 thousand during the same periods in fiscal 1999. The prior fiscal year included interest expense associated with one additional terminated interest rate swap. In addition, the amortization period for the Company's final terminated interest rate swap concluded in November, 1998. Interest expense figures for net hedging expense reflect the Company's adoption of SFAS No. 133 effective July 1, 1998. All of the Company's interest rate swap positions will mature by the end of January 1999. The Company's average spread on total assets during fiscal 1999 has been constrained by 15 basis points as a result of the interest rate swap positions.


Provision For Estimated Loan Losses

         Provision for estimated loan losses totaled $600 thousand and $1.2 million in the three and six months, respectively, ended December 31, 1998. These figures compare to $300 thousand and $400 thousand during the three and six months, respectively, ending December 31, 1997. The Company has continued conducting and improving its revised credit management process over the past nine months, whereby all non homogeneous credits are reviewed at least annually and portfolio monitoring and reporting has been enhanced.

         The Company's need to provide for future potential credit losses was moderated during fiscal 1999, as compared to the final two quarters of fiscal 1998, due to a number of factors, including:

o Real estate valuation trends in most of the market areas served by the Company remained strong during fiscal 1999, with improvement in collateral values providing reduced risk of loss to the Bank in a number of instances.

o Specific reserves declined from $2.5 million at June 30, 1998 to $1.5 million at December 31, 1998, thereby freeing more of the Company's aggregate allowance for loan losses to address unidentified potential future losses in the loan portfolio.

o Total criticized plus classified assets declined by $4.0 million during the six months ended December 31, 1998.

Other Income & Expense

         Other income & expense for the three months ended December 31, 1998 was $832 thousand in income, up significantly from $13 thousand in income during the same period the prior fiscal year. For the six months ended December 31, 1998, other income & expense totaled $1.6 million in income, comparing favorably to $327 thousand in expense during the same period in fiscal 1998. Key factors supporting these improved financial results included:

o Deposit related fee income for the quarter ended December 31, 1998 was $662 thousand, up 6.8% from $620 thousand for the same quarter a year earlier. For the six months ended December 31, 1998, deposit related fee income totaled $1.3 million, up 16.9% from the same period the prior fiscal year. This rise resulted from an expanded roster of fee based services, the imposition of new fees, the continued expansion in the number of transaction accounts, enhanced control over fee waivers, and the implementation of revised fee and service charge schedules. In addition, during the quarter ended December 31, 1998, the Company introduced debit card services to its customers, which constitute a new source of non interest income to the Bank while providing convenience for customers making purchases at a wide array of retailers. Moreover, two branch sites received their first ATM's during the most recent quarter, thereby creating an additional source of fee income from "foreign" (non-customer) transactions while also enhancing convenience for the Bank's customers.

o Results from real estate operations improved from losses of $198 thousand and $641 thousand for the three and six months ended December 31, 1997 to income of $16 thousand and $198 thousand during the like periods in fiscal 1999. During fiscal 1999, the Company carried a comparatively small inventory of foreclosed properties, thereby moderating operating costs. In addition, due to the continuing rebound in many of the real estate markets in which the Company operates, a net gain of $193 thousand on the sale of foreclosed real estate was recorded during the first six months of fiscal 1999.

o Net gains on loans held for sale rose to $161 thousand and $251 thousand for the three and six months ended December 31, 1998 from $44 thousand and $70 thousand for the same periods during the prior fiscal year, as the Company has continued expanding its mortgage banking program and has benefitted from the strength of the mortgage loan refinance market in fiscal 1999, fueled by the continued availability of residential loans with fixed rates below 7.00%.

o Other income expanded significantly from $30 thousand and $91 thousand during the three and six months ended December 31, 1997 to $305 thousand and $667 thousand during the like periods in fiscal 1999 due to improved results from the Company's new alternative investment (non-FDIC insured) sales program, the operation of that program on a gross (versus net) basis in the current fiscal year, and because of $145 thousand in aggregate gains on the sale of the former Rancho Bernardo and Idyllwild branch sites. During the first six months of fiscal 1999, the Company recorded revenue of $518 thousand from sales of alternative investment products.

o Net gains on available-for-sale securities increased from $6 thousand and $62 thousand for the three and six months ended December 31, 1997 to $159 thousand during fiscal 1999 (all in the most recent quarter) in conjunction with the sale of $27.9 million in long term, fixed rate Agency mortgage backed securities in support of the Company's interest rate risk management program during November, 1998. The fiscal 1999 sale also better diversified the Company's investment portfolio, as the Bank had previously maintained a concentration in 6.50% coupon, traditional pass-through, mortgage backed securities.

General & Administrative Expenses

         General & administrative expense rose 35.6% from $4.57 million during the three months ended December 31, 1997 to $6.20 million during the most recent quarter. For the first six months of fiscal 1999, general & administrative expenses totaled $11.97 million, up $2.58 million (27.5%) from the same period the prior fiscal year. Factors contributing to the rise in operating costs included:

o The quarter ended December 31, 1997 included a $533 thousand non-recurring reduction in salaries & employee benefits expense associated with a restructuring of the Company's loan to the employee stock ownership plan ("ESOP").

o $356 thousand in expenses (primarily personnel related) were realized in fiscal 1999 for the establishment of a commercial lending unit and a stand alone loan production office in Orange County.

o $225 thousand in acquisition related costs were incurred during the most recent quarter, including expenses for attorney, investment banker, and accountant services.

o The conversion of the Company's alternative investment (non-FDIC insured) product sales program to a gross (versus net) basis as part of that program's redesign lead to the recognition of $203 thousand in employee sales commission (compensation) expense during the first half of fiscal 1999.

o Training costs were $120 thousand higher in the six months ended December 31, 1998 versus the same period the prior fiscal year, as the Company conducted increased training in support of sales effectiveness, customer service, and the multiple new technologies introduced throughout the Company in conjunction with its strategic plan.

o $74 thousand in contribution and administrative costs associated with the implementation of a 401(k) benefits plan were incurred during the quarter ended December 31, 1998.

o $50 thousand in employment related litigation settlement costs were incurred during the three months ended December 31, 1998.

o In fiscal 1999, the Company "co-sourced" its internal audit function to an outside party presenting enhanced resources and procedures, but also higher periodic expenses.

o Credit review expenses were higher during fiscal 1999 compared to the prior year in conjunction with an expanded credit management function, which included the recurring use of external credit review specialists during the current fiscal year.

o Various expenses associated with the implementation of the Company's strategic plan of converting to a community based financial services firm were realized during fiscal 1999, including costs for a planned new loan origination system, opening three new sites for relocated branches, multiple technology and telecommunications initiatives, the introduction of debit cards, and the rollout of Internet banking.

         During fiscal 1999, the Company implemented a frame relay WAN connecting all of the Company's sites, a new teller system, and a new branch platform (new accounts) system. Over 7,000 debit cards were issued to current customers at a cost of $30 thousand. In addition, the Bank switched to a new transaction capable Internet site operating under 128 bit SSL security technology. By December, 1998, the Bank's web site was processing over 9,000 deposit and loan related transactions and inquiries per month. This significant technology program was designed to provide a foundation for future gains in operating efficiency, improvements in customer service, and the delivery of a broader range of financial products and services. This program also furnished the Company with a broad base of technology certified as Year 2000 compliant by its manufacturer and / or independent third parties.

         As a result of the above increases in general & administrative expenses, the ratio of general & administrative expenses to average assets increased from 1.78% during the six months December 31, 1997 to 2.24% during the most recent six months. Due to the increased revenue streams from a number of the aforementioned initiatives, however, the Company's efficiency ratio rose less dramatically, increasing from 81.77% for the first half of fiscal 1998 to 88.68% during the six months ended December 31, 1998.

          The Company's operating costs during the remaining period prior to its planned acquisition by Temple-Inland, Inc. will most likely be inflated by significant merger related expenses, including additional fees for investment banker, attorney, and independent accountant services. At the same time, revenues may be impaired due to customer and counterparty uncertainty regarding the potential impacts of the acquisition, likely leading to continued efficiency ratios above those of peer institutions. Management intends to communicate the benefits arising from the acquisition. However, no assurance can be provided concerning the nature and efficacy of such efforts.

Income Taxes

         Income tax expense decreased from $515 thousand and $871 thousand during the three and six months ended December 31, 1997 to $49 thousand and $154 thousand, respectively, during the like periods in fiscal 1999 due to a combination of lower pre-tax income and a reduction in the Company's effective book tax rate. The reduction in the effective book tax rate stems from the fiscal 1999 recapture of valuation allowances established in prior years for deferred tax assets associated with California State franchise taxes.


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


Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

                  (27) Financial Data Schedule

         B.  Reports on Form 8-K

                  The Company filed a Form 8-K on November 30, 1998 in conjunction with the signing of a definitive agreement to sell the Company to Temple-Inland, Inc.

                                   SIGNATURES



            Pursuant to the requirements of The Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HF BANCORP INC.
                                                (Registrant)



Date:  February 12, 1999                     By:      /s/ Richard S. Cupp
                                                      -------------------
                                                      Richard S. Cupp
                                                      President
                                                      Chief Executive Officer




Date:  February 12, 1999                     By:      /s/ Mark R. Andino
                                                      ------------------
                                                      Mark R. Andino
                                                      Senior Vice President
                                                      Chief Financial Officer