Form 10-Q/A
period 1998-12-31
HF BANCORP INC
filed 1999-04-22
CIK 941547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                  AMENDMENT #1

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

         In order to address the Year 2000 Issue, the Company has developed and implemented a five phase plan divided into the following major components:

1. awareness   2. assessment   3. renovation   4. validation   5. implementation

         The Company has finished the first three phases of its Year 2000 plan, and has completed the vast majority of the final two phases. The Company is currently working internally and with external vendors on completing the final two phases prior to June 30, 1999. Because the Company outsources its data processing and item processing operations, a significant component of the Year 2000 plan is to work with external vendors to test and certify their systems as Year 2000 compliant. Other important segments of the Year 2000 plan are to identify loan customers whose possible lack of Year 2000 preparedness might expose the Bank to financial loss, and to highlight any servicers of purchased loans or securities which might present Year 2000 related operating problems.

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

The Company has recently conducted the following Year 2000 related activities:

o Validation testing with the Company's primary data processor has been completed. No significant shortcomings arose as a result of the testing. Regulatory examinations for the Company's primary data processor have been satisfactory.

o The Company continues to monitor Year 2000 testing and validation performed by its primary item processor. This testing and validation has not indicated any significant shortcomings. Recent regulatory examinations for the Company's primary item processor have been satisfactory.

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

o Due to the age of much of the hardware and software utilized by the Company at the beginning of calendar year 1998, and in conjunction with its strategic plan, the Company has installed a new branch computer environment. The new PC hardware associated with this upgrade completed the Company's certification of all PC, network, and data telecommunications hardware throughout the organization as Year 2000 compliant.

o Those ATM's requiring new hardware and / or software to achieve Year 2000 compliance have been upgraded, and all new ATM's acquired have been Year 2000 certified. In addition, Year 2000 testing for the third party which drives the Company's ATM's has been completed by the Bank's primary data processor with no significant issues identified.

o The Company introduced debit cards and a transaction capable Internet site during the quarter ended December 31, 1998. Prior to implementing these new services, Year 2000 testing was conducted with no shortcomings identified.

o In conjunction with the Federal Reserve, the Bank is in the process of testing of its FedWire wire transfer system for Year 2000 compliance. This testing will be completed in May, 1999. All test results to date have been favorable, with no lack of Year 2000 compliance indicated.

o The Company has corresponded with those loan customers whose business or cash flow might be interrupted by a lack of Year 2000 compliance in some aspect of their operation and who present a credit exposure of at least $500 thousand to the Company. No responses received to date have highlighted the likelihood of significant financial loss to the Company. A risk analysis has been completed for these loan customers and no significant Year 2000 exposure to the Company has been identified.

o The Company continues to communicate awareness and readiness to its customers through marketing materials in the branches and information posted on its web site.

         The Company's Year 2000 compliance plans have been finalized. The Company has conducted formal communications with all of its significant suppliers (112 vendors) to determine the extent to which it is vulnerable to those third parties' failure to remediate their own Year 2000 issues. These formal communications included a request that the vendor complete a Year 2000 status survey. The Company also requested that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. Each vendor was ranked as High, Medium, or Low on their impact to the Company in event of a Year 2000 failure. If the vendor failed to respond to the first inquiry, a second letter was mailed certified receipt requested.

         Of the one hundred twelve vendors contacted, forty-three were ranked has having a High impact to the bank in case of a Year 2000 failure. Only one of the High impact vendors has failed to respond. Twelve vendors were ranked as having a Medium impact. Only one of the Medium impact vendors has failed to respond. Fifty-seven were ranked as having a Low impact with only three failing to respond.

         For each of those vendors that have failed to respond, HF Bancorp has contingency plans or replacement vendors for these services lined up in case of Year 2000 failures. Every vendor that has been ranked as having a High or Medium impact to the Company has a Year 2000 testing script associated with it. Each of these vendors has been or is in the process of being tested for their Year 2000 compliance. Where the Company can test these vendors, teams have been set up to execute test scripts once the testing time slots have been made available by the vendors. Significant successful testing has been completed with several material third party vendors. In some circumstances, the Company will not be able to perform actual testing of their systems and will have to rely on proxy testing for validation. This proxy testing is in progress with successful results coming in regularly. The Company anticipates that this testing will be completed by June 30, 1999.

         In the unlikely event that a disruption occurs that materially affects operations, the Company would implement disaster recovery contingency plans. The Company has conducted both applications and third party testing during the 1998 calendar year as part of its annual disaster recovery plan testing. In addition, the Company used a full day system outage by its primary service bureau in February, 1999 as an opportunity to test its Year 2000 contingency plans. The Company plans to replicate this testing as well as other scenarios in the second quarter of calendar 1999. The Company intends to complete substantially all of its contingency testing no later than June 30, 1999. Year 2000 contingency planning involves four phases: 1) establishing organizational planning guidelines, 2) completing a business impact analysis, 3) developing a business resumption contingency plan, and 4) validating the business resumption contingency plan.

         The Company's total Year 2000 estimated project cost, which is based upon currently available information, includes expenses for the review and testing of third parties, including government entities. However, there can be no guarantee that the hardware, software, and systems of such third parties will be without unfavorable Year 2000 issues and therefore not present a material adverse impact upon the Company. Year 2000 compliance costs incurred during fiscal 1999 totaled approximately $11 thousand. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project related efforts. At this time, management currently estimates additional Year 2000 compliance costs, which are expensed on a current period basis, at between zero and $25 thousand. This range of costs does not include normal ongoing costs for computer hardware and software that would be replaced even without the presence of the Year 2000 Issue in conjunction with the Company's ongoing programs for updating its delivery and service infrastructure. At this time, no significant projects have been delayed as a result of the Company's Year 2000 effort. While there can be no guarantee that Year 2000 problems will not occur, the Company believes its efforts have addressed the risks and that contingency plans will be in place for the unexpected.


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


                                                                  Three Months Ended December 31, 1998
                                                                               Compared To
                                                                  Three Months Ended December 31, 1997
                                                                  ------------------------------------
(Dollars in Thousands)                                                 Increase (Decrease) Due To:
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


                                             HF BANCORP INC.
                                                (Registrant)



Date:  April 21, 1999                        By:      /s/ Richard S. Cupp
                                                      -------------------
                                                      Richard S. Cupp
                                                      President
                                                      Chief Executive Officer




Date:  April 21, 1999                        By:      /s/ Mark R. Andino
                                                      ------------------
                                                      Mark R. Andino
                                                      Senior Vice President
                                                      Chief Financial Officer