Form 10-Q
period 1999-03-31
HF BANCORP INC
filed 1999-05-14
CIK 941547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999


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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes x No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         There were 6,421,298 shares of the Registrant's common stock, par value $0.01 per share, outstanding as of May 10, 1999.

HF BANCORP, INC. AND SUBSIDIARY
FORM 10-Q
INDEX


                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Statements Of Financial Condition As Of
                  March 31, 1999 (unaudited) and June 30, 1998                                            3 - 4

                  Consolidated Statements Of Operations (unaudited) For The
                  Three And Nine Months Ended March 31, 1999 and 1998                                     5 - 6

                  Consolidated Statement Of Changes In Stockholders' Equity (unaudited)
                  For The Nine Months Ended March 31, 1999                                                7

                  Consolidated Statements Of Cash Flows (unaudited) For The
                  Nine Months Ended March 31, 1999 and 1998                                               8 - 9

                  Notes To Consolidated Financial Statements (unaudited)                                  10 - 13


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           14 - 40

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                               40


PART II - OTHER INFORMATION

ITEM 1.                    Legal Proceedings                                                              41

ITEM 2.                    Changes In Securities                                                          41

ITEM 3.                    Defaults Upon Senior Securities                                                41

ITEM 4.                    Submission Of Matters To A Vote Of Security Holders                            41

ITEM 5.                    Other Information                                                              41

ITEM 6.                    Exhibits And Reports On Form 8-K                                               41


         Signature Page                                                                                   42

                         HF BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                         March 31,            June 30,
                                                                                              1999                1998
                                                                                         ---------            --------
                                                                                        (Unaudited)

                                                                                               (Dollars In Thousands)
ASSETS

Cash and cash equivalents                                                              $   42,419           $   27,720
Securities available-for-sale, at estimated fair value:
   Investment securities (amortized cost of $141,352 and $98,792 at
         March 31, 1999 and June 30, 1998 respectively)                                   141,571               98,573
   Mortgage-backed securities (amortized cost of $193,633 and $164,400 at
         March 31,1999 and June 30,1998, respectively)                                    192,946              165,004
Securities held-to-maturity, at cost:
   Investment securities (estimated fair value of $9,753 at June 30, 1998)                     --                9,647
   Mortgage-backed securities (estimated fair value of $123,281 at June 30, 1998)              --              123,596
Loans receivable (net of allowance for estimated loan losses of $6,928
   and $6,271 at March 31, 1999 and June 30, 1998, respectively)                          611,616              581,153
Loans held-for-sale                                                                         2,835                3,763
Accrued interest receivable                                                                 5,213                6,038
Investment in capital stock of the Federal Home Loan Bank, at cost                          8,376                8,048
Premises and equipment, net                                                                 6,247                7,145
Real estate acquired through foreclosure, net                                                 825                1,674
Gross intangible assets                                                                    10,353               12,118
Other assets                                                                                  738                1,358
                                                                                       ----------           ----------

Total assets                                                                           $1,023,139           $1,045,837
                                                                                       ==========           ==========



See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)


                                                                                      March 31,              June 30,
                                                                                           1999                  1998
                                                                                      ---------              --------
                                                                                    (Unaudited)

                                                                                               (Dollars In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Checking deposits                                                                 $   99,053            $   88,231
   Savings deposits                                                                      73,424                88,008
   Money market deposits                                                                120,967                82,249
   Certificates of deposit                                                              591,965               608,236
                                                                                     ----------            ----------
Total deposits                                                                          885,409               866,724

Advances from the Federal Home Loan Bank                                                 45,000                85,000
Accounts payable and other liabilities                                                    4,410                 7,030
Income taxes                                                                              2,501                 3,305
                                                                                     ----------            ----------

   Total liabilities                                                                    937,320               962,059


Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued                    --                    --
Common stock, $.01 par value; 15,000,000 shares authorized; 6,612,500 issued at March 31, 1999 and June 30, 1998; 6,412,073 outstanding at
   March 31, 1999 and 6,369,103 outstanding at June 30, 1998                                 66                    66
Additional paid-in capital                                                               51,874                51,557
Retained earnings, substantially restricted                                              39,822                38,552
Accumulated other comprehensive income                                                     (275)                  226
Deferred stock compensation                                                              (3,639)               (4,159)
Treasury stock, 200,427 shares at March 31, 1999 and 243,397 shares
   at June 30, 1998                                                                      (2,029)               (2,464)
                                                                                     ----------            ----------

   Total stockholders' equity                                                            85,819                83,778
                                                                                     ----------            ----------

Total liabilities and stockholders' equity                                           $1,023,139            $1,045,837
                                                                                     ==========            ==========




See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                               ENDED MARCH 31,               ENDED MARCH 31,
                                                           --------------------           -------------------
                                                             1999           1998           1999            1998
                                                          -------        -------        -------         -------
                                                                           (Dollars In Thousands)
INTEREST INCOME:
Interest on loans                                         $12,050        $11,409        $35,677         $31,885
Interest on mortgage-backed securities                      2,890          4,697         10,423          14,179
Interest and dividends on investment securities             2,281          2,531          6,725           9,567
                                                          -------        -------        -------         -------

   Total interest income                                   17,221         18,637         52,825          55,631

INTEREST EXPENSE:
Interest on deposit accounts                                9,569         10,037         30,000          30,789
Interest on advances from the Federal Home Loan
   Bank and other borrowings                                  547          1,681          2,854           4,757
Net interest expense of hedging transactions                   27            421            841           1,370
                                                          -------        -------        -------         -------

   Total interest expense                                  10,143         12,139         33,695          36,916

NET INTEREST INCOME BEFORE PROVISION
   FOR ESTIMATED LOAN LOSSES                                7,078          6,498         19,130          18,715

PROVISION FOR ESTIMATED LOAN LOSSES                           400          2,300          1,600           2,700
                                                          -------        -------        -------         -------

NET INTEREST INCOME AFTER PROVISION
   FOR ESTIMATED LOAN LOSSES                                6,678          4,198         17,530          16,015

OTHER INCOME (EXPENSE):
Loan and other fees                                           122             89            345             286
Impairment writedown on securities                             --            (16)            --             (16)
Net gain on sales of securities available-for-sale             --             --            159              62
Net gain on sales of loans held for sale                      134             56            385             127
Income (expense) from real estate operations, net              19           (312)           217            (953)
Amortization of intangible assets                            (588)          (588)        (1,765)         (1,765)
Gain on sale of merchant bankcard portfolio                    --            200             --             200
Branch and deposit related fees                               571            640          1,822           1,711
Other income                                                  289             54            956             144
                                                          -------        -------        -------         -------

   Total other income (expense)                               547            123          2,119            (204)


See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


                                                       FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                            ENDED MARCH 31,              ENDED MARCH 31,
                                                      ---------------------        ---------------------
                                                         1999          1998           1999          1998
                                                      -------       -------        -------       -------
                                                                    (Dollars In Thousands)
GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and employee benefits                    $     2,965   $     2,604    $     8,994   $     7,214
Occupancy and equipment expense                           968           840          3,027         2,747
FDIC insurance and other assessments                      180           185            542           547
Legal and professional services                           252           195            775           541
Data and item processing service costs                    649           623          1,813         1,673
Marketing expense                                         169           155            613           400
Supplies expense                                           83           118            285           253
Expenses for pending acquisition                          103             0            328             0
Other operating expenses                                  378           392          1,341         1,127
                                                  -----------   -----------    -----------   -----------

     Total general and administrative expenses          5,747         5,112         17,718        14,502

EARNINGS BEFORE INCOME
     TAX EXPENSE                                        1,478          (791)         1,931         1,309

INCOME TAX EXPENSE                                        507          (327)           661           544
                                                  -----------   -----------    -----------   -----------

NET EARNINGS                                      $       971   $      (464)   $     1,270   $       765
                                                  ===========   ===========    ===========   ===========

SHARES APPLICABLE TO BASIC EARNINGS PER SHARE       6,406,395     6,305,292      6,395,802     6,291,108

BASIC EARNINGS PER SHARE                          $      0.15   $     (0.07)   $      0.20   $      0.12
                                                  ===========   ===========    ===========   ===========

SHARES APPLICABLE TO DILUTED EARNINGS PER SHARE     6,535,580     6,305,292      6,514,958     6,488,333

DILUTED EARNINGS PER SHARE                        $      0.15   $     (0.07)   $      0.19   $      0.12
                                                  ===========   ===========    ===========   ===========



See Notes to Consolidated Financial Statements

HF BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED MARCH 31, 1999
(UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS)


                                                              Common stock      Additional                    Deferred
                                                           -----------------       paid-in    Retained          stock-     Treasury
                                                           Shares     Amount       capital    earnings    compensation        stock
                                                           ------     ------       -------    --------    ------------        -----
Balance at June 30, 1998                                    6,613       $ 66      $ 51,557    $ 38,552        $ (4,159)    $ (2,464)
Amortization of deferred stock compensation                    --         --           320          --             520           --
Sale of treasury stock                                         --         --            (3)         --              --          435
Comprehensive income:
   Net earnings                                                --         --            --       1,270              --           --
   Other comprehensive income:
        Change in net unrealized gain on available-
            for-sale securities, net of $350 in taxes          --         --            --          --              --           --
     Total other comprehensive income                          --         --            --          --              --           --
Total comprehensive income
                                                            -----       ----      --------    --------        --------     --------
Balance at March 31, 1999                                   6,613       $ 66      $ 51,874    $ 39,822        $ (3,639)    $ (2,029)
                                                            =====       ====      ========    ========        ========    =========


                                                             Accumulated
                                                                   other            Total
                                                           comprehensive    stockholders'
                                                                  income           equity
                                                                  ------           ------
Balance at June 30, 1998                                           $ 226         $ 83,778
Amortization of deferred stock compensation                           --              840
Sale of treasury stock                                                --              432
Comprehensive income:
   Net earnings                                                       --            1,270
   Other comprehensive income:

        Change in net unrealized gain on available-
            for-sale securities, net of $350 in taxes               (501)
     Total other comprehensive income                                 --             (501)
                                                                                    -----
Total comprehensive income                                                            769
                                                                  ------         --------
Balance at March 31, 1999                                         $ (275)        $ 85,819
                                                                 =======         ========


See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               FOR THE NINE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                             ----------------------
                                                                                             1999              1998
                                                                                             ----              ----
                                                                                             (Dollars In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                             $  1,270          $    765

Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Write-down of interest only security                                                           --                16
Origination of loans held-for-sale                                                        (31,382)          (14,940)
Proceeds of sale of loans held-for-sale                                                    32,696            11,423
Provisions for estimated loan and real estate losses                                        1,613             3,639
Depreciation and amortization                                                                 761               934
Amortization of deferred loan fees                                                           (760)             (586)
Amortization (accretion) of premiums (discounts) on loans
   and investment and mortgage-backed securities, net                                       2,035               371
Amortization of intangible assets                                                           1,765             1,765
Federal Home Loan Bank stock dividend                                                        (328)             (285)
Gain on sales of mortgage backed and investment securities available-for-sale                (159)              (62)
Gain on sales of loans held-for-sale                                                         (385)             (127)
Gain on sales of foreclosed real estate, net                                                 (243)             (151)
(Gain) loss on sale of premises and equipment                                                 (30)               21
Decrease in accrued interest receivable                                                       825               811
Decrease in accounts payable and other liabilities                                         (2,621)           (1,615)
Decrease in other assets                                                                      620               736
Other, net                                                                                    820               722
                                                                                         --------          --------

Net cash provided by operating activities                                                   6,497             3,437

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans receivable                                                          (32,354)         (106,565)
Purchases of mortgage-backed securities available-for-sale                                     --           (80,163)
Principal repayments on mortgage-backed securities held-to-maturity                            --            19,399
Principal repayments on mortgage-backed securities available-for-sale                      64,805            29,006
Purchases of investment securities available-for-sale                                    (128,914)          (62,869)
Principal repayments on investment securities held-to-maturity                                 --               747
Principal repayments on investment securities available-for-sale                           83,495             4,127
Proceeds from sales of mortgage-backed and investment securities available-for-sale        28,157            58,254
Matured / called investment and mortgage backed securities held-to-maturity                    --            16,000
Matured / called investment and mortgage backed securities available-for-sale              11,741            44,033
Proceeds from sales of real estate acquired by foreclosure                                  2,419             5,593
Proceeds from sales of real estate held for investment                                         --               427
Proceeds from sale of premises and equipment                                                1,473                46
Acquisitions of premises and equipment                                                     (1,306)             (263)
                                                                                         --------          --------

Net cash provided by (used in) investing activities                                        29,516           (72,228)

See Notes to Consolidated Financial Statements

                         HF BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                                    FOR THE NINE MONTHS
                                                                                                        ENDED MARCH 31,
                                                                                                    -------------------
                                                                                                   1999           1998
                                                                                                   ----           ----
                                                                                                 (Dollars In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Advances received from Federal Home Loan Bank                                                    $ 107,000      $  60,000
Proceeds from other borrowings                                                                          --        213,000
Increase in deposit accounts                                                                        18,686         28,893
Repayment of advances from Federal Home Loan Bank                                                 (147,000)       (10,000)
Repayment of other borrowings                                                                           --       (213,000)
                                                                                                 ---------      ---------

Net cash (used in) provided by financing activities                                                (21,314)        78,893
                                                                                                 ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           14,699         10,102

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    27,720         18,411
                                                                                                 ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $  42,419      $  28,513
                                                                                                 =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
Interest on deposit accounts and other borrowings                                                $   6,265      $   7,995
                                                                                                 =========      =========
Income taxes paid                                                                                $     350      $      --
                                                                                                 =========      =========

SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES:

Real estate acquired through foreclosure                                                         $   2,084      $   2,678
                                                                                                 =========      =========

Loans to facilitate the sale of real estate acquired through foreclosure                         $      92      $   1,102
                                                                                                 =========      =========

Transfer of mortgage-backed securities held-to-maturity to available-for-sale classification     $ 123,596      $      --
                                                                                                 =========      =========

Transfer of investment securities held-to-maturity to available-for-sale classification          $   9,647      $      --
                                                                                                 =========      =========



See Notes to Consolidated Financial Statements

NOTE 1:  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

                                                           PLUS:         PLUS:
                                           EQUALS:      Treasury      Treasury       EQUALS:                   Shares      Shares *
                               LESS:        Shares         Stock         Stock      Shares *                      For           For
                 Average     Average           For       Method:       Method:           For   Quarterly       Fiscal        Fiscal
                   Total      Shares     Quarterly    Shares For    Shares For     Quarterly     Average          YTD           YTD
    Quarter       Shares    Treasury         BASIC         Stock         Stock       DILUTED       Share        BASIC       DILUTED
     Ending       Issued       Stock           EPS       Options        Awards           EPS       Price          EPS           EPS
     ------    ---------    --------     ---------    ----------    ----------     ---------   ---------    ---------     ---------
   09/30/97    6,612,500     330,625     6,281,875       148,044        23,922     6,453,841      $14.94    6,281,875     6,453,841
   12/31/97    6,612,500     326,343     6,286,157       184,928        30,785     6,501,870      $16.60    6,284,016     6,477,856
   03/31/98    6,612,500     307,208     6,305,292       179,413        24,583     6,509,288      $17.13    6,291,108     6,488,333
   06/30/98    6,612,500     280,391     6,332,109       148,744        17,672     6,498,525      $16.98    6,301,358     6,490,881
   09/30/98    6,612,500     227,410     6,385,090       103,878        12,697     6,501,665      $16.14    6,385,090     6,501,665
   12/31/98    6,612,500     216,578     6,395,922        98,921        12,785     6,507,628      $15.98    6,390,506     6,504,647
   03/31/99    6,612,500     206,105     6,406,395       117,232        11,953     6,535,580      $17.34    6,395,802     6,514,958

*Share counts for diluted EPS are applicable only in the event of positive earnings.

NOTE 3: Derivative Financial Instruments

        Effective July 1, 1998, the Company adopted SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities". At that date, the Company maintained $35.0 million (notional amount) in active interest rate exchange agreements which had previously been designated as "cash flow hedges" within the meaning defined in the Statement. The $35.0 million was comprised of two separate swaps, both of which contractually matured in January 1999; and both of which placed the Company in a "net payment" position based upon the current market interest rates applicable to the swap agreements. Also at July 1, 1998, the Company maintained one deferred loss with a remaining book value of $272 thousand associated with a terminated swap previously designated as a "cash flow hedge". These derivative positions were established many years ago in order to stabilize the effective cost of short term deposits. Prior to the adoption of SFAS No. 133, these positions were accounted for on an accrual basis, with the net periodic amount payable (receivable) debited (credited) to interest expense.

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

        Also effective July 1, 1998, the Company evaluated the effectiveness of the cash flow hedges and determined them to be ineffective as defined in SFAS No. 133. As a result, future changes in the fair values of the active interest rate swaps due to changes in interest rates were reflected in current earnings, whereas changes in fair value due to the passage of time were amortized from Other Comprehensive Income into earnings over the remaining terms of the interest rate swaps. The amount charged to Other Comprehensive Income associated with the terminated swap was amortized into income over the remaining life of the original agreement, which had an expiration date of November 21, 1998.

         Because the two active swaps matured during fiscal 1999 and because the original amortization period for the deferred loss associated with the terminated swap concluded in fiscal 1999, the adoption of SFAS No. 133 therefore presented no net impact upon fiscal 1999 aggregate earnings or shareholders' equity. Results within each quarter of fiscal 1999, however, were impacted by the adoption of the Statement.

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

NOTE 4:  Non-qualified Pension Plans

         During the nine months ended March 31, 1999, the Company commenced cash distributions of accumulated participant benefits under the non-qualified Directors Retirement Plan. All but three participants have elected to receive and have by March 31, 1999 received cash payments in lieu of future monthly benefits under this plan. The substantial liquidation of this plan will reduce Company administrative costs in future periods, while also constraining a potential source of volatility in future general & administrative expenses stemming from changes in Director fees and / or general market interest rates. The cash distributions also accelerated the deductibility of these expenses by the Company, thereby reducing associated deferred tax assets as accounted for under SFAS No. 109. At March 31, 1999, the Company maintained an accrued liability of $251 thousand in conjunction with the three participants who determined not to receive a cash distribution. In addition, the one participant in the non-qualified Retirement Restoration Plan had received by March 31, 1999 a cash distribution in lieu of future monthly benefits under that plan.

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

         HF BANCORP, INC. STOCK BASED INCENTIVE PLAN: STOCK OPTION INFORMATION

                                                          Stock                               Stock        Average
                                                        Options              Stock          Options       Exercise
                      Stock           Stock        Cumulatively            Options        Available       Price Of
                    Options         Options            Vested &       Cumulatively       For Future         Vested
Date             Authorized     Outstanding         Outstanding          Exercised           Grants        Options
----             ----------     -----------        ------------       ------------       ----------       --------
06/30/98            811,250         565,960             163,528             87,228          158,062         $10.47
09/30/98            811,250         587,010             165,328            109,428          114,812         $11.10
12/31/98            811,250         580,890             160,008            117,048          113,312         $11.17
03/31/99            811,250         564,980             222,535            130,198          116,072         $11.47


         Activity during the nine months ended March 31, 1999 included:


                 Granted               47,250
                Canceled                5,260
               Exercised               42,970

         The exercise price of individual vested stock options ranged from a low of $9.50 per share to a high of $17.50 per share as of March 31, 1999.


         HF BANCORP, INC. STOCK BASED INCENTIVE PLAN:  STOCK AWARD INFORMATION

                                                                         Stock
                                                         Stock          Awards
                          Stock           Stock         Awards       Available
                         Awards          Awards   Cumulatively      For Future
Date                 Authorized     Outstanding         Vested          Grants
----                 ----------     -----------   ------------      ----------
06/30/98                198,375         102,925         68,257          27,193
09/30/98                198,375          99,565         74,917          23,893
12/31/98                198,375         107,565         74,917          15,893
03/31/99                198,375          84,712         97,770          15,893


         Activity during the nine months ended March 31, 1999 included:


                 Granted               11,300
                Canceled                    0
                  Vested               29,513

NOTE 6: Restructuring Charges

         During the quarter ended June 30, 1998, the Company recorded a $1.06 million charge associated with restructuring the Bank's branch network and eliminating eight full-time equivalent positions, including a layer of management. This restructuring charge was recognized in conjunction with a business restructuring plan meeting the criteria for accrual under the guidance of EITF 94-3. The types of expenses incorporated in the restructuring charge included costs for employee severance, lease buyouts, abandoned building improvements, long lived asset impairment as defined under SFAS No. 121, and construction work to return several then existing branch sites to "retail shell" or similar condition. At June 30, 1998, $716 thousand of these charges remained accrued and were included in Accounts Payable And Other Liabilities on the Consolidated Statements Of Financial Condition.

         In the three quarters since the charge was announced, the Company has completed the vast majority of the business restructuring plan. The Rancho Bernardo, Idyllwild, San Jacinto, and Rancho Mirage branches were relocated to new facilities. The former Diamond Valley branch was merged into the nearby, and larger, Hemet West branch. The targeted staff positions (eight full-time equivalents) were eliminated. As of March 31, 1999, the Company maintained a remaining accrued restructuring charge balance of $212 thousand. At March 31, 1999, the primary remaining outstanding cost associated with the restructuring plan was the settlement of a lease termination for one of the former branch sites. The Bank has been conducting ongoing negotiations with the landlord for this site, and management anticipates settling the lease termination for no more than the remaining accrued balance.


NOTE 7:  Commitments And Contingencies

         At March 31, 1999, the Company maintained commitments to sell $934 thousand in residential fixed rate mortgage loans on a servicing released basis, to originate $12.6 million in various types of loans, and to purchase $640 thousand in loans secured by multifamily real estate. The Company maintained no commitments to assume borrowings, purchase securities, or sell securities at March 31, 1999.


NOTE 8: Recent Accounting Pronouncements

         In October 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 134 "Accounting For Mortgage-Backed Securities Retained After The Securitization Of Mortgage Loans Held For Sale By A Mortgage Banking Enterprise". The Company realized no impact upon adoption of this Statement on January 1, 1999, as the Company has not securitized mortgage loans held for sale during fiscal 1999 and has had no such securities on its balance sheet during fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         Certain matters discussed in this Form 10-Q Report constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act Of 1995. These forward looking statements relate to, among other things, the nature and timing of the proposed acquisition by Temple-Inland, Inc., expectations of the business environment in which the Company operates, projections of future performance, adequacy of the allowance for estimated loan losses, trends in credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. These forward looking statements are based upon current management expectations, and therefore involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, the extent to which the Company's operations and results are impacted by its proposed acquisition, customer response to the proposed acquisition, the general business environment, the California real estate market, competitive conditions among bank and non-bank financial services providers, changes in laws or regulations, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


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

         At March 31, 1999, the Company had $1,023.1 million in assets, $611.6 million in net loans receivable, and $885.4 million in deposits. The Company is subject to regulation by the Office Of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC"), and the Securities and Exchange Commission ("SEC"). The principal executive offices of the Company and the Bank are located at 445 East Florida Avenue, Hemet, California, 92543, telephone number (909) 658-4411, toll free (800) 540-4363, facsimile number (909)
925-5398, electronic mail address CORPINFO@HEMETFED.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposit accounts are insured by the FDIC through the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law.

         The Company conducts business from eighteen full service branch offices (including one supermarket branch), one loan production office, and one centralized loan servicing center. In addition, the Company supports its customers through 24 hour telephone banking, a transaction capable Internet site, and ATM access through an array of networks including STAR, CIRRUS, PLUS, and NOVUS. Through its banking offices, the Bank emphasizes personalized service focused upon two primary markets: households and small businesses. The Bank offers a wide complement of lending and depository products. The Bank also supports its customers by functioning as a federal tax depository, providing merchant bankcard services, issuing debit cards, and supplying various forms of electronic funds transfer. In addition, the Bank, through third party relationships and its First Hemet Corporation ("FHC") subsidiary, makes various non FDIC insured investment products available to its customers, including mutual funds and selected insurance related products.

Acquisition By Temple-Inland, Inc.

         As previously announced, on November 14, 1998, the Company entered into an Agreement and Plan of Merger with Temple Inland, Inc., pursuant to which the Company will be merged with and into Temple-Inland. The merger is subject to regulatory and shareholder approvals. An application for regulatory approval has been filed with the Office Of Thrift Supervision and is pending. The Company has scheduled a special shareholders meeting to consider the proposed acquisition on June 22, 1999.

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

The Company has recently conducted the following Year 2000 related activities:

o Validation testing with the Company's primary data processor has been completed. No significant shortcomings arose as a result of the testing. Regulatory examinations for the Company's primary data processor have been satisfactory. The Company's primary data processor has contacted 100% of third-party vendors with which it interfaces. 97% of those vendors have responded. The primary data processor has scheduled testing with 76% of the third party vendors and has completed 61% of this testing. Test results to date have been successful. The remaining third-party testing is scheduled to be completed by June 30, 1999.

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

Overview Of Business Activity And Results

         Results for the nine months ended March 31, 1999 were significantly influenced by four primary factors:

1. A significant decline in the provision for estimated loan losses in the nine months ending March 31, 1999 versus the same period the prior fiscal year. This reduction stemmed from historically high provisions during the third quarter of fiscal 1998, real estate appreciation over the past twelve months in the vast majority of the markets in which the Company lends, and a continuing favorable trend in most of the Company's measures of credit profile during fiscal 1999.

2. Expenses associated with the implementation of the Company's strategic plan of evolving an almost 80 year old savings & loan into a community based financial services firm.

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

4. The historically low level of general market interest rates during the fiscal year, combined with a relatively flat Treasury curve, particularly during the first six months of fiscal 1999. This environment fostered high prepayments on a variety of mortgage related assets, which in turn affected net interest income and the composition of the Company's balance sheet.

         The confluence of the above factors led to improved financial results for the three and nine months ended March 31, 1999 compared to like periods during the prior fiscal year, as progress in net interest income, credit experience, and fee income more than offset higher operating costs. However, despite this improvement, the Company's return on assets, return on equity, and efficiency ratio in fiscal 1999 remained below peer institutions.

         With the signing of the definitive agreement, the Company became liable to pay its investment banking firm 1.25% of the market value of the consideration paid to the shareholders of the Company, with such fee segmented into a series of payments based upon the progress of the sale. Additional costs were incurred, and will be incurred through the close of the sale, for legal, accountant, and other services. These additional expenses reduced fiscal 1999 year to date earnings and will continue to impact results through to the close of the proposed transaction. The definitive agreement includes various operating restrictions, including limitations on investment security purchases and lending activity. These restrictions unfavorably affected earnings during the period following the signing of the definitive agreement. With the announcement of the Company's sale, certain strategic projects, including a new loan origination system and the migration to a "proof of deposit" ("POD") branch operations environment, were placed on hold. Internal resources previously assigned to these projects were reallocated toward facilitating the legal and operational (including systems conversion) aspects of timely concluding the transaction with Temple- Inland, Inc.

         Additional information concerning the above factors and events is presented in the pages which follow.

Changes In Financial Condition From June 30, 1998 to March 31, 1999

         Total assets decreased $22.7 million, or 2.2%, from $1,045.8 million at June 30, 1998 to $1,023.1 million at March 31, 1999. Total assets rose $1.5 million during the three months ended March 31, 1999, primarily due to a $1.2 million rise in deposits.

         Cash & cash equivalents rose from $27.7 million at June 30, 1998 to $42.4 million at March 31, 1999. In HF Bancorp Inc.'s Form 10-Q as of December 31, 1998, the Company reported that it had built up a balance of short term funds in preparation for a planned wholesale loan purchase during the third quarter of fiscal 1999. Due to limited secondary market supply of the types of residential loans (Treasury based adjustable rate mortgages, 3/1 and 5/1 hybrid loans) sought by the Company and the resulting comparatively high pricing, management decided to instead purchase short term collateralized mortgage obligations. While the Company purchased $66.0 million (par value) in collateralized mortgage obligations during the third quarter of fiscal 1999, it would have acquired an additional $15.0 million if suitable product had been available. As a result, as of March 31, 1999, the Company carried cash equivalent balances approximately $15.0 million in excess of those normally maintained.

         In conjunction with the Company's adoption of SFAS No. 133 (see Note
3), all investment and mortgage-backed securities were designated as available-for-sale effective July 1, 1998 in order to provide the Company with enhanced flexibility in balance sheet and interest rate risk management.

         Total securities declined from $396.8 million at June 30, 1998 to $334.5 million at March 31, 1999 due to amortization, prepayments, sales, and calls being only partially offset by new purchases. Funds from the reduction in mortgage-backed security balances were reinvested into the loan portfolio, used to repay maturing borrowings, and retained in short term cash equivalents, as described above. The Company experienced historically high prepayment speeds for mortgage related securities during fiscal 1999 primarily because of the availability of new fixed rate mortgages with rates below 7.00% and the historically flat and low shape of the Treasury yield curve throughout most of the fiscal year.

         Security acquisitions in fiscal 1999 have been concentrated in fixed rate, private label, AAA rated, low duration collateralized mortgage obligations, resulting in a significant reduction in the Company's mortgage-backed security portfolio, as prepayments and sales associated with mortgage-backed securities were not offset with sufficient new purchases. Security purchases since the signing of the definitive agreement have been conducted in accordance with the limitations and terms contained within that document. During fiscal 1999, the Company has generally avoided purchasing adjustable rate securities because of concerns over prepayment exposure and declines in underlying indices, both of which present the potential for impaired total return. The Company sold $27.9 million in long term, fixed rate mortgage backed securities in the quarter ended December 31, 1998 to support its interest rate risk management program and to better diversify the Bank's investment portfolio. This was the only security sale during the first nine months of fiscal 1999.

         Net loans receivable increased 5.2% from $581.2 million at June 30, 1998 to $611.6 million at March 31, 1999. Net loans receivable were almost flat during the most recent three months, as prepayments and sales offset new credit commitments. The ratio of loans to deposits rose from 67.5% at the end of the prior fiscal year to 69.4 % at the conclusion of the most recent quarter. The nominal and relative increases in the loan portfolio have been key objectives of management in implementing the Company's strategic plan.

         Credit commitments during the first nine months of fiscal 1999 totaled $206.0 million, down from $226.6 million during the same period during the prior fiscal year. However, the prior fiscal year total included $107.7 million in wholesale purchases of residential hybrid loans which are fixed for an extended initial period (generally three to five years) and then convert to an adjustable rate mortgage (generally annually adjusting based upon the One Year Treasury Constant Maturity Index). No such wholesale residential loan purchases occurred during the first nine months of fiscal 1999. However, the first nine months of fiscal 1999 included the acquisition of $47.2 million in apartment loans sourced through a mortgage banker, whereas the first nine months of the prior fiscal year contained no similar activity.

         Expansion in net loans receivable was constrained by prepayments, particularly on the Company's portfolio of residential adjustable rate loans, as consumers sought to refinance with interest rates at historically low levels. The Company originated $66.2 million in multifamily real estate loans during the nine months ending March 31, 1999, up significantly from the $14.1 million funded during the first nine months of the prior fiscal year. The Company increased its emphasis upon apartment loans during fiscal 1999 in order to diversify its loan portfolio away from its historically high concentration in lower yielding single family mortgages and in order to improve the efficiency of origination in conjunction with the larger average loan sizes for apartment loans. Construction lending expanded from $7.6 million to $13.6 million during the three months ended March 31, 1999 and from $24.9 million to $35.4 million during the nine months ended March 31, 1999. The strength of the real estate markets in many of the communities in which the Company operates combined with the limited supply of housing built during the recessionary period from the early to the mid 1990's to create enhanced construction lending opportunities for the Company.

         Net loans available for sale decreased from $3.8 million at June 30, 1998 to $2.8 million at March 31, 1999. The Company's pipeline of fixed rate, refinance mortgages began to decline toward the end of the fiscal third quarter due to a moderating of the refinance boom experienced earlier in the fiscal year and due to customer and counterparty response to the pending sale of the Company. Management believes that segments of retail customers and mortgage brokers are uncomfortable having their mortgage loan(s) in process with a bank during an acquisition and pending a computer systems conversion, and that this will continue to impact credit commitments during the remaining period prior to the close of the proposed acquisition.

         The Company's investment in the capital stock of the Federal Home Loan Bank ("FHLB") increased from $8.0 million at June 30, 1998 to $8.4 million at March 31, 1999 due to dividends credited. The Bank has been notified by the FHLB that its excess capital stock ownership position ($1.1 million) is below the threshold for mandatory redemption. Management may, however, determine to sell some or all of its excess FHLB stock consistent with liquidity, profitability, and tax planning considerations.

         Net premises and equipment declined from $7.1 million at June 30, 1998 to $6.2 million at March 31, 1999 due to the sale of the former sites for the Bank's Rancho Bernardo and Idyllwild branches, periodic depreciation and amortization, and a reduction in capital spending activity following the signing of the definitive agreement.

         The Company's net investment in real estate acquired through foreclosure decreased from $1.7 million at June 30, 1998 to $825 thousand at March 31, 1999. The Company sold $2.2 million in foreclosed real estate during the past nine months, highlighting the relatively rapid turnover experienced in the Company's inventory of foreclosed properties. This has resulted from a continued strengthening in real estate values in many of the Company's lending markets, which in turn has increased buyer interest and supported better sales prices. At March 31, 1999, the Company's inventory of foreclosed properties was comprised of one multifamily building and twelve residential properties, four of which were in escrow for sale at prices exceeding net book value. However, no assurances can be given regarding whether these escrows will close or concerning the financial results from such transactions.

         Gross intangible assets declined from $12.1 million at June 30, 1998 to $10.4 million at March 31, 1999 due to the continued amortization of the intangible assets generated in conjunction with the North San Diego County branch purchase from Hawthorne Savings and the Palm Springs Savings Bank ("PSSB") acquisition. Under OTS regulations, intangible assets net of associated deferred tax liabilities reduce regulatory capital, resulting in lower capital ratios than would otherwise be the case. At March 31, 1999, the reduction in the Bank's regulatory capital resulting from intangible assets was $7.8 million.

         Total deposits rose 2.2% from $866.7 million at June 30, 1998 to $885.4 million at March 31, 1999. Key trends within the deposit portfolio included:

o Checking account balances expanded from $88.2 million at June 30, 1998 to $99.1 million at March 31, 1999. The Company has continued to target increases in checking accounts as a source of low cost funds and non-interest income, with efforts in fiscal 1999 including the introduction of a transaction capable Internet site, the installation of additional ATM's, and an alteration in branch staff incentive program emphasis.

o Customers responded positively to the Bank's "Platinum" money market deposit account, which provides competitive, highly tiered rates for liquid funds. In conjunction with this product, total money market deposits increased from $82.2 million at June 30, 1998 to $121.0 million nine months later. This growth occurred despite repeated reductions in pricing in response to the three cuts in the federal funds rate implemented by the Federal Reserve during the nine months ended March 31, 1999.

o Savings deposits fell from $88.0 million at June 30, 1998 to $73.4 million at March 31, 1999, as the Company continued to price its passbook based products less aggressively in order to encourage customer migration into statement based products. Management believes statement based products present the Bank with fewer operational issues (and losses), result in faster customer service, and more effectively mesh with upcoming advances in technology. The decline in savings balances during the most recent quarter also stemmed from a number of higher balance customers moving their savings funds into the Platinum money market product. In the fourth quarter of fiscal 1999, the Company will cease opening new passbook based accounts in preparation for the conversion to Guaranty Federal Bank's computer system, which does not support passbook based depository products.

o Certificate of deposit balances fell $16.3 million, or 2.7%, from $608.2 million at June 30, 1998 to $592.0 million at March 31, 1999. During fiscal 1999, the Company priced its certificates of deposit relatively less aggressively than in prior periods to more quickly reduce the Bank's cost of funds and due to the Company's high liquidity. This pricing strategy, when combined with the aforementioned changes in mix and some significant rate rolldowns on maturing longer term CD's, led to a 30 basis point decline in the Bank's weighted average cost of deposits during the first nine months of fiscal 1999.

         During the nine months ended March 31, 1999, the Bank experienced relatively favorable results for the four branches relocated and one branch merged during the fiscal year. Deposit attrition from relocated portfolios was very moderate. In addition, new account activity has been strong for several of the relocated branches, particularly at the Palm Desert location (moved into during January, 1999). The San Jacinto branch, relocated earlier this fiscal year to the Company's first supermarket facility, has experienced favorable new account activity for checking and money market accounts, in addition to significant internal and "foreign" customer utilization of the newly installed ATM.

         Advances from the FHLB-SF declined from $85.0 million at June 30, 1998 to $45.0 million at March 31, 1999. $65.0 million of the June 30 inventory of advances matured during October, 1998. The Company utilized this opportunity to:

o        redeploy funds from security prepayments and sales to reduce borrowings

o extend $25.0 million in advances out to between two and three years, thereby improving the Company's interest rate risk profile

o        decrease the weighted average nominal cost of advances from 5.24% to
         4.91%

         Total stockholders' equity rose from $83.8 million at June 30, 1998 to $85.8 million at March 31, 1999. Factors contributing to this increase included:

o        net income generated for the fiscal year to date

o        continued amortization of the Company's deferred stock compensation

o the exercise of stock options (funded with Treasury stock) during the current fiscal year

The above factors more than offset:

o depreciation in the portfolios of investments designated as available-for-sale, with the equity impact of this depreciation augmented by the realization of $159 thousand in pre-tax gains on the sale of available-for-sale securities during fiscal 1999.

         As a result of the above equity increase and the continued amortization of intangible assets, the Company's tangible book value per share increased from $11.71 at June 30, 1998 to $12.16 at March 31, 1999.


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

         In recent quarters, the Company has maintained a net liability sensitivity in regards to net portfolio value, also referred to as market value of portfolio equity. This means that the fair value of the Company's assets is more volatile than that of its liabilities. This net liability sensitivity primarily arises from the longer term, higher duration mortgage-backed securities and whole loans maintained on the Company's balance sheet, for which the Company's only current match funding sources are demand deposit accounts, non interest bearing liabilities, a segment of core deposits transaction accounts, certain borrowings, and capital. A net liability sensitive position typically translates to improved net portfolio value during periods of falling general market interest rates. Conversely, this position presents the likelihood of reductions in net portfolio value during increasing rate environments. However, in addition to the overall direction of general market interest rates, changes in relative rates (i.e. the slope of the term structure of interest rates) also impact net portfolio value and the Company's profitability.

         The Company's net liability sensitivity declined during the first nine months of fiscal 1999 due to multiple factors, including:

o The sale of $27.9 million in long term, fixed rate Agency mortgage-backed securities during the second fiscal quarter.

o The extension of $25.0 million in maturing FHLB advances to terms of between two and three years during the second fiscal quarter.

o A $35.0 million rise in transaction accounts. Checking accounts (and to a lesser degree savings and money market accounts) are generally less interest rate sensitive than certificates of deposit and other alternative funding sources.

o An increase in prepayment speeds on higher duration assets maintained on the balance sheet. As a result, there are both fewer such remaining assets and those which do remain present shorter average lives and thus less volatility in value.

o Associated with the above factor, long term, fixed rate residential loans held for portfolio declined from $134.9 million at June 30, 1998 to $121.5 million at March 31, 1999.

o An increase in capital. Higher capital levels reduce the percentage impact or relative exposure from a given volatility in net portfolio value.

o The call of the final $10.8 million in long term, fixed rate Agency debentures owned by the Company on June 30, 1998.

o The concentration of new security purchases into relatively low duration collateralized mortgage obligations with above market coupons and limited extension risk, thereby moderating the average duration of the Company's assets and providing some measure of total return protection in rising interest rate environments.

         The Company's final two active interest rate swaps matured in January, 1999. The amortization period for the Other Comprehensive Income adjustment stemming from the Company's final terminated interest rate swap concluded in November, 1998. Consequently, at March 31, 1999, the Company maintained no derivative positions and recorded no equity adjustment resulting from its July 1, 1998 adoption of SFAS No. 133.

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

         At March 31, 1999, the Company maintained $42.4 million in cash and cash equivalents, untapped borrowing capacity of $390.4 million at the FHLB-SF, and significant excess collateral in both loans and securities; collateral which is available for either liquidation or secured borrowings in order to meet future liquidity requirements. In addition, the Bank has been granted three federal funds lines of credit from correspondent financial institutions, with an aggregate borrowing capacity of $20.0 million. However, there can be no assurance that funds from such lines will be available at all times, or that such lines will be maintained in future periods.

         The Bank's regulatory liquidity ratio under revised guidelines adopted on January 1, 1998 has exceeded 15.0% since that date, versus a regulatory requirement of 4.0%. Liquidity needs for HFB on a stand alone basis are met through available cash, periodic earnings, cash flows from its investment portfolio, exercises of vested stock options, and payments associated with its loan to the ESOP.

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


         The following table summarizes the capital ratios required by FDICIA for an institution to be considered well capitalized and the Bank's regulatory capital at March 31, 1999 as compared to such ratios.


                                                 Core Capital To           Core Capital To          Total Capital To
                                                    Adjusted                Risk-weighted             Risk-weighted
                                                  Total Assets                 Assets                     Assets
                                               --------------------       -------------------       -------------------
                                               Balance      Percent       Balance     Percent       Balance     Percent
                                               -------      -------       -------     -------       -------     -------
                                                                        (Dollars In Thousands)
Hemet Federal's regulatory capital           $   67,978      6.74%      $ 67,978       14.97%      $ 73,457      16.17%
Well capitalized requirement                     50,464      5.00         27,253        6.00         45,422      10.00
                                             ----------      ----       --------       -----       --------      -----
Excess                                       $   17,514      1.74%      $ 40,725        8.97%      $ 28,035       6.17%
                                             ==========      ====       ========       =====       ========      =====

Adjusted assets (1)                          $1,009,289                 $454,220                   $454,220
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

         The Bank is also subject to OTS capital regulations under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and amendments thereto. These regulations require the Bank to maintain: (a) tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), (b) core capital of at least 4.0% of adjusted total assets (as defined in the regulations), and (c) total capital of at least 8.0% of risk-weighted assets (as defined in the regulations).

         The following table summarizes the regulatory capital requirements under FIRREA for the Bank. As indicated in the table, Hemet Federal's capital levels at March 31, 1999 exceeded all three of the currently applicable minimum FIRREA capital requirements.


                                                                     Percent Of
                                                                       Adjusted
                                                       Amount      Total Assets
                                                       ------      ------------
                                                       (Dollars In Thousands)
Tangible Capital
Regulatory capital                                   $ 67,978              6.74%
Minimum required                                       15,139              1.50
                                                     --------              ----
Excess                                               $ 52,839              5.24%
                                                     ========              ====


Core Capital
Regulatory capital                                   $ 67,978              6.74%
Minimum required                                       40,372              4.00
                                                     --------              ----
Excess                                               $ 27,606              2.74%
                                                     ========              ====

                                                                     Percent Of
                                                                  Risk-weighted
                                                       Amount            Assets
                                                       ------            ------
Risk-based Capital
Actual capital                                       $ 73,457             16.17%
Minimum required                                       36,338              8.00
                                                     --------             -----
Excess                                               $ 37,119              8.17%
                                                     ========             =====


         At March 31, 1999, the Bank's regulatory capital levels exceeded the thresholds required to be classified as a "well capitalized" institution. The Bank's regulatory capital ratios detailed above do not reflect the additional capital (and assets) maintained by the holding company. Management believes that, under current regulations, the Bank will continue to meet its minimum capital requirements. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy in the areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

Credit Profile

         Nonperforming Assets

         The following table sets forth information regarding non accrual loans, real estate acquired through foreclosure, and repossessed consumer assets.


                                                                           March 31, 1999         June 30, 1998
                                                                           --------------         -------------
                                                                                  (Dollars In Thousands)

Gross non accrual loans before valuation reserves                                 $ 7,107               $ 4,276
Investment in foreclosed real estate before valuation reserves                        916                 1,853
                                                                                  -------               -------
     Total nonperforming assets                                                   $ 8,023               $ 6,129
                                                                                  =======               =======

Non accrual loans to gross loans net of undisbursed loan funds                      1.14%                 0.72%
Nonperforming assets to total assets                                                0.78%                 0.59%


         The following table presents a profile of gross non accrual loans at March 31, 1999.


                  Gross Non Accrual Loans                                  March 31, 1999
                                                                           --------------
                                                                   (Dollars In Thousands)

                  Residential real estate                                       $   4,079
                  Multifamily real estate                                             338
                  Commercial & industrial real estate                                 611
                  Construction                                                         90
                  Land / Lots                                                       1,742
                  Consumer                                                            193
                  Commercial business                                                  54
                                                                                ---------
                       Total                                                    $   7,107
                                                                                =========


         The increase in non accrual loans during fiscal 1999 primarily resulted from:

o the placement of a $975 thousand loan secured by residential lots onto non accrual status

o        cash flow deterioration for certain income property loans

o retaining reinstated loans on non accrual status pending verification of collateral values and cash flow adequacy

         Approximately $2.2 million of the non accrual loans at March 31, 1999 were paying according to contractual terms. In addition, a continuing recovery in real estate markets and the economy in the Company's primary lending areas has favorably impacted the Company's ability to dispose of foreclosed real estate, contributing to the reduction in foreclosed real estate balances during fiscal 1999 year to date.

         Criticized And Classified Assets

         The following table presents information concerning the Company's inventory of criticized ("OAEM") and classified ("substandard" and lower) assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets which present indications of potential future credit deterioration.



                                             History of Classified Assets
                                                (Dollars In Thousands)
                                   OAEM           Substandard          Doubtful             Loss             Total
                                   ----           -----------          --------             ----             -----
June 30, 1997                     $9,586            $19,834               --               $2,952           $32,372
September 30, 1997                $8,656            $15,805               --               $3,051           $27,512
December 31, 1997                 $9,572            $12,932               --               $1,843           $24,347
March 31, 1998                   $10,885            $11,701              $55               $2,526           $25,167
June 30, 1998                    $20,477            $14,383               --               $2,718           $37,578
September 30, 1998               $16,698            $16,746               --               $2,010           $35,454
December 31, 1998                $14,813            $17,136               --               $1,654           $33,603
March 31, 1999                    $9,443            $16,956               --               $1,540           $27,939


         The portfolio of loans acquired in conjunction with the Palm Springs Savings Bank acquisition, which experienced a disproportionately high charge-off rate following the acquisition, totaled $79.5 million in gross principal balance at March 31, 1999. Of this total, $61.9 million was composed of residential mortgages and $9.7 million was comprised of loans secured by commercial & industrial real estate.


         Impaired Loans

         At March 31, 1999, the Company maintained total gross impaired loans, before specific reserves, of $9.7 million, constituting 83 credits. This compares to total gross impaired loans of $10.7 million at June 30, 1998. This decrease was caused by the Company's continuing to foreclose upon, and generally subsequently sell, its existing problem credits secured by real estate, the reinstatement of previously impaired loans combined with evidence of the capacity for future financial performance, and a limited inflow of new problem credits due to the strength of the economy, the rebound in Southern California real estate markets, and the favorable impact of the Company's credit management program. A total of $1.4 million in specific reserves were established against impaired loans at March 31, 1999, down from $2.5 million at June 30, 1998. The average recorded investments in impaired loans during the three and nine months ended March 31, 1999 were $9.9 million and $10.2 million, respectively.

         Of the total impaired loans at March 31, 1999, $2.6 million were either fully current or exhibited only minor delinquency and were therefore maintained on accrual status. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where management has identified concerns regarding the collection of the credit. For the nine months ended March 31, 1999, accrued interest on impaired loans was $18 thousand and interest of $581 thousand was received in cash. If all non accrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $569 thousand during the nine months ended March 31, 1999, instead of interest income actually recognized on cash payments of $401 thousand.

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

         The following table presents activity in the Bank's allowances for estimated loan losses during the nine months ended March 31, 1999 and 1998:

                                                                                               Nine Months Ended March 31,
                                                                                               ---------------------------
                                                                                             1999                      1998
                                                                                             ----                      ----

                                                                                                  (Dollars In Thousands)
Allowance for Loan Losses:
Balance at June 30                                                                        $ 6,271                   $ 4,780
    Loan chargeoffs:
          Residential real estate                                                            (362)                     (446)
          Multifamily real estate                                                            (125)                     (197)
          Commercial & industrial real estate                                                (336)                     (313)
          Construction                                                                        ---                       ---
          Land / Lots                                                                         (12)                     (288)
          Consumer                                                                            (41)                     (160)
          Commercial business                                                                (117)                      (90)
                                                                                          -------                   -------
    Total chargeoffs                                                                         (993)                   (1,494)
     Loan recoveries:
          Residential real estate                                                              50                       ---
                                                                                          -------                   -------
    Total recoveries                                                                           50                       ---
    Provision for estimated loan losses                                                     1,600                     2,700
                                                                                          -------                   -------
Balance at March 31                                                                       $ 6,928                   $ 5,986
                                                                                          =======                   =======
Ratio of net charge-offs during the period to average gross loans
     net of loans in process outstanding during the period                                   0.20%                     0.36%


                                                                                   March 31, 1999                  June 30, 1998
                                                                                   --------------                  -------------
Allowance for estimated loan losses as a percent of
     nonperforming loans                                                                    97.49%                   146.64%
Allowance for estimated loan losses as a percent of
     gross loans receivable net of loans in process                                          1.11%                     1.06%

         Loan charge-offs during fiscal 1999 included $336 thousand for a loan secured by a retail strip center and $125 thousand for a loan secured by an apartment complex, both of which were located in Hemet. The ratio of allowance for estimated loan losses to non accrual loans decreased from 146.64% at June 30, 1998 to 97.49% at March 31, 1999 due to the $2.8 million rise in non accrual loans during the period. However, specific reserves for loans declined from $2.5 million at June 30, 1998 to $1.4 million at March 31, 1999, in part because of improved financial performance, property values, and / or updated cash flow information for certain loans secured by income properties. The ratio of allowance for estimated losses to gross loans receivable net of loans in process rose slightly from 1.06% at June 30, 1998 to 1.11% at March 31, 1999, with the increase concentrated in the quarter ending March 31, 1999, when the Company recorded net recoveries combined with a $400 thousand provision for estimated loan losses. At March 31, 1999, 60.8% of the Bank's gross loan portfolio was comprised of residential real estate loans. Multifamily loans constituted the next largest segment, at 17.3% of the gross loan portfolio. In addition, 96.3% of the gross loan portfolio at March 31, 1999 was composed of loans secured by real estate of various types.

         The following presents activity in the Bank's allowances for estimated real estate losses during the nine months ended March 31, 1999 and 1998:

                                                                                                Nine Months Ended March 31,
                                                                                                ---------------------------
                                                                                             1999                      1998
                                                                                             ----                      ----
                                                                                                (Dollars In Thousands)
Valuation Allowances: Real Estate Acquired Through Foreclosure
Balance at June 30                                                                        $   179                   $ 1,020
   Net chargeoffs                                                                            (101)                   (1,313)
   Provision to increase valuation allowances                                                  13                       939
                                                                                          -------                   -------
Balance at March 31                                                                       $    91                   $   646

Valuation Allowances: Real Estate-Development
Balance at June 30                                                                        $     0                   $   577
   Net chargeoffs                                                                               0                      (577)
   Provision to increase valuation allowances                                                   0                         0
                                                                                          -------                   -------
Balance at March 31                                                                       $     0                   $     0

Total Valuation Allowances For Real Estate                                                $    91                   $   646
                                                                                          =======                   =======

         The Company exited the real estate development business during the first half of fiscal 1998, after the final two development projects were sold.

         The Company's inventory of foreclosed properties (thirteen at March 31, 1999) and repossessed consumer assets is summarized as follows:

       Real Estate Acquired By Foreclosure and Repossessed Consumer Assets
                                 March 31, 1999

(Dollars In Thousands)                  Gross       Valuation           Net       Percent
Type Of Property                      Balance        Reserves       Balance      Of Total
----------------                      -------        --------       -------      --------
Residential 1 - 4 Units               $   778       $      91      $    687         83.3%
Multifamily More Than 4 Units             138               0           138         16.7%
Commercial / Industrial                     0               0             0          0.0%
Land / Developed Lots                       0               0             0          0.0%
Repossessed Consumer Assets                 0               0             0          0.0%
                                      -------       ---------      --------        -----
     Total                            $   916       $      91      $    825        100.0%
                                      =======       =========      ========        =====

         Upon acquisition, the Bank accounts for real estate owned through foreclosure at fair market value less estimated costs to sell. Management believes that adequate valuation reserves have been established based upon current market conditions.

Comparison Of Operating Results For The Three Months And Nine Months Ended March 31, 1999 and March 31, 1998

General

         For the fiscal 1999 third quarter ended March 31, 1999, the Company reported net income of $971 thousand, equivalent to $0.15 basic and diluted earnings per share. This compares to a loss of $464 thousand, or $0.07 basic and diluted loss per share, during the same period during the prior fiscal year. For the nine months ended March 31, 1999, the Company generated net income of $1.27 million, equivalent to $0.20 basic and $0.19 diluted earnings per share. This compares to earnings of $765 thousand, or $0.12 basic and diluted earnings per share during the first nine months of the prior fiscal year.

         Primary factors which led to these changes in earnings included:

1. The various impacts, particularly during the first six months of fiscal 1999, stemming from the historically low and flat shape of the Treasury yield curve.

2. The November, 1998 conclusion of the amortization period for the Company's final terminated interest rate swap and the maturity of the Bank's remaining active interest rate swap agreements during January, 1999.

3. Significantly lower provisions for estimated loan losses fiscal 1999 year to date versus the first nine months of fiscal 1998. During the third quarter of fiscal 1998, the Company recorded substantial credit related costs in conjunction with the completion of an extensive review of the Bank's credit portfolio, which included input stemming from a periodic examination by the Office Of Thrift Supervision, the Bank's primary federal regulator.

4. Fiscal 1999 acquisition related operating costs of $328 thousand, including attorney, investment banker, and accountant fees.

5. Fiscal 1999 general & administrative expenses running above prior year levels due to a combination of business initiatives and particular events.

         The above factors are discussed in more detail in the sections which follow.


Net Interest Income

         Net interest income increased $580 thousand (8.9%) from $6.50 million during the quarter ended March 31, 1998 to $7.08 million during the most recent three months. Reduced net interest expense on hedging transactions accounted for $394 thousand, or 67.9%, of the improvement in net interest income. The figures for net hedging expense reported by the Company reflect the adoption of SFAS No. 133 as of July 1, 1998. An increase in net interest earning assets also significantly contributed to the expansion in net interest income.

         Net interest income for the nine months ended March 31, 1999 totaled $19.13 million, up $415 thousand (2.2%) from $18.72 million during the same period the prior fiscal year, as net interest expense on hedging transactions declined $529 thousand and average net interest earning assets increased by 22.5%.

         Net interest income during fiscal 1999 has been constrained by the unfavorable impacts stemming from the historically low and flat shape of the Treasury yield curve. As a result of this interest rate environment, the Company experienced accelerated prepayments, particularly on its portfolios of adjustable rate mortgage related assets and higher coupon collateralized mortgage obligations, many of which are owned at a premium to par value, as customers took advantage of historically low fixed interest rates to refinance. In addition, the flatness of the yield curve in fiscal 1999 reduced the spread derived from the Company's net liability sensitive position, pressuring net interest income, and discouraged borrowers from selecting the adjustable rate loans that the Company utilizes to build its balance sheet.

         The Company's average spread on total assets increased from 2.41% during the third quarter of fiscal 1998 to 2.77% during the most recent three months. The Company's average spread on total assets during the first nine months of the current fiscal year was 2.42%, up from 2.35% for the similar period the prior fiscal year. During the first nine months of fiscal 1999, the Company achieved a 30 basis point decrease in the weighted average cost of deposits, a 33 basis point fall in the weighted average cost of borrowings, greater ratios of loans to deposits and average interest earning assets to average interest bearing liabilities, and a reduced loan portfolio concentration in lower yielding residential mortgages. In addition, during the first nine months of fiscal 1998, the Company maintained certain short term investment positions which increased nominal net interest income, but also constrained the average spread on total assets. The fiscal 1999 accomplishments were, however, somewhat offset by the aforementioned impacts from the general interest rate environment and by the imposition of balance sheet composition restrictions commencing in mid-November with the signing of the definitive agreement to sell the Company.

         The following tables present certain information relating to net interest income for the three and nine months ended March 31, 1999 and 1998. The average rates and costs are derived by dividing annualized interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

                                                 Three Months Ended March 31, 1999      Three Months Ended March 31, 1998
                                               -------------------------------------    -----------------------------------
(Dollars In Thousands)                             Average                   Average      Average                   Average
                                                   Balance     Interest         Rate      Balance     Interest         Rate
                                                   -------     --------         ----      -------     --------         ----
ASSETS:
  Interest Earning Assets:
    Real Estate Loans, Net (1)                     591,380       11,444        7.74%      574,975       11,008        7.66%
    Non Real Estate Loans, Net (1)                  24,563          606        9.87%       17,544          401        9.14%
    Mortgage-backed Securities (2)                 198,168        2,890        5.83%      293,699        4,697        6.40%
    CMO's (3)                                       96,474        1,397        5.79%       45,396          743        6.55%
    FHLB Stock                                       8,247          107        5.19%        6,395           85        5.31%
    Other Interest Earning Assets (4)               60,820          777        5.11%       85,773        1,703        7.94%
                                               -----------     --------        -----  -----------      -------        -----
  Total Interest Earning Assets                    979,652       17,221        7.03%    1,023,782       18,637        7.28%
  Non Interest Earning Assets                       43,991                                 53,967
                                               -----------                            -----------
TOTAL ASSETS                                     1,023,643                              1,077,749

LIABILITIES & SHAREHOLDERS' EQUITY:
  Interest Bearing Liabilities:
    Deposits                                       833,222        9,569        4.59%      822,728       10,037        4.88%
    Net Hedging Expense (5)                                          27                                    421
    Borrowings (6)                                  45,000          547        4.86%      115,000        1,681        5.85%
                                               -----------     --------        -----      -------        -----        -----
  Total Interest Bearing Liabilities               878,222       10,143        4.62%      937,728       12,139        5.18%
  Non Interest Bearing Liabilities                  60,118                                 55,841
                                               -----------                            -----------
Total Liabilities                                  938,340                                993,569
Shareholders' Equity                                85,303                                 84,180
                                               -----------                            -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         1,023,643                              1,077,749

Net Interest Income                                               7,078                                  6,498
Interest Rate Spread (7)                                                       2.41%                                  2.10%
Net Interest Earning Assets                        101,430                                 86,054
Net Interest Margin (8)                                                        2.89%                                  2.54%
Net Interest Income / Average Total Assets                                     2.77%                                  2.41%
Int. Earning Assets / Int. Bearing Liabilities                               111.55%                                109.18%

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

8) Net interest margin equals annualized net interest income divided by average interest earning assets.

                                                  Nine Months Ended March 31, 1999        Nine Months Ended March 31, 1998
                                               -------------------------------------   -----------------------------------
(Dollars In Thousands)                             Average                   Average      Average                  Average
                                                   Balance     Interest         Rate      Balance     Interest        Rate
                                                ----------     --------      -------   ----------     --------      ------
ASSETS:
  Interest Earning Assets:
    Real Estate Loans, Net (1)                     585,848       34,118        7.76%      528,096       30,727        7.76%
    Non Real Estate Loans, Net (1)                  23,666        1,559        8.78%       16,317        1,158        9.46%
    Mortgage-backed Securities (2)                 237,472       10,423        5.85%      292,165       14,179        6.47%
    CMO's (3)                                      103,188        4,306        5.56%       36,935        1,743        6.29%
    FHLB Stock                                       8,130          328        5.38%        6,304          286        6.04%
    Other Interest Earning Assets (4)               49,021        2,091        5.69%      129,497        7,538        7.76%
                                                ----------       ------        -----   ----------      -------        ----
  Total Interest Earning Assets                  1,007,325       52,825        6.99%    1,009,314       55,631        7.35%
  Non Interest Earning Assets                       46,116                                 54,392
                                                ----------                             ----------
TOTAL ASSETS                                     1,053,441                              1,063,706

LIABILITIES & SHAREHOLDERS' EQUITY:
  Interest Bearing Liabilities:
    Deposits                                       836,522       30,000        4.78%      821,804       30,789        5.00%
    Net Hedging Expense (5)                                         841                                  1,370
    Borrowings (6)                                  72,812        2,854        5.23%      107,500        4,757        5.90%
                                                ----------      -------        -----      -------      -------        ----
  Total Interest Bearing Liabilities               909,334       33,695        4.94%      929,304       36,916        5.30%
  Non Interest Bearing Liabilities                  59,396                                 51,305
                                                ----------                             ----------
Total Liabilities                                  968,730                                980,609
Shareholders' Equity                                84,711                                 83,097
                                                ----------                             ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         1,053,441                              1,063,706

Net Interest Income                                              19,130                                 18,715
Interest Rate Spread (7)                                                       2.05%                                  2.05%
Net Interest Earning Assets                         97,991                                 80,010
Net Interest Margin (8)                                                        2.53%                                  2.47%
Net Interest Income / Average Total Assets                                     2.42%                                  2.35%
Int. Earning Assets / Int. Bearing Liabilities                               110.78%                                108.61%

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


                                                                        Three Months Ended March 31, 1999
                                                                                 Compared To
                                                                        Three Months Ended March 31, 1998
                                                       ------------------------------------------------------------------
(Dollars In Thousands)                                                       Increase (Decrease) Due To:
                                                       ------------------------------------------------------------------
                                                         Volume               Rate        Volume / Rate               Net
                                                         ------               ----        -------------               ---
INTEREST INCOME:
     Real Estate Loans, Net                            $    314           $    119             $      3          $    436
     Non Real Estate Loans, Net                             160                 32                   13               205
     Mortgage-backed Securities                          (1,528)              (414)                 135            (1,807)
     CMO's                                                  836                (86)                 (96)              654
     FHLB Stock                                              25                 (2)                  (1)               22
     Other Interest Earning Assets                         (495)              (608)                 177              (926)
                                                       --------           --------             --------          --------
TOTAL INTEREST INCOME                                      (688)              (959)                 231            (1,416)

INTEREST EXPENSE:
     Deposit Accounts                                       128               (588)                  (8)             (468)
     Net Hedging Expense                                      0               (394)                   0              (394)
     Borrowings                                          (1,023)              (284)                 173            (1,134)
                                                       --------           --------             --------          --------
TOTAL INTEREST EXPENSE                                     (895)            (1,266)                 165            (1,996)

NET CHANGE IN NET INTEREST INCOME                      $    207           $    307             $     66          $    580
                                                       ========           ========             ========          ========



                                                                       Nine Months Ended March 31, 1999
                                                                                  Compared To
                                                                       Nine Months Ended March 31, 1998
                                                       ------------------------------------------------------------------
(Dollars In Thousands)                                                       Increase (Decrease) Due To:
                                                       ------------------------------------------------------------------
                                                         Volume               Rate        Volume / Rate               Net
                                                         ------               ----        -------------               ---
INTEREST INCOME:
     Real Estate Loans, Net                            $  3,360           $     28             $      3          $  3,391
     Non Real Estate Loans, Net                             522                (84)                 (37)              401
     Mortgage-backed Securities                          (2,654)            (1,356)                 254            (3,756)
     CMO's                                                3,126               (201)                (362)            2,563
     FHLB Stock                                              83                (32)                  (9)               42
     Other Interest Earning Assets                       (4,684)            (2,015)               1,252            (5,447)
                                                       --------           --------              -------          --------
TOTAL INTEREST INCOME                                      (247)            (3,660)               1,101            (2,806)

INTEREST EXPENSE:
     Deposit Accounts                                       551             (1,316)                 (24)             (789)
     Net Hedging Expense                                      0               (529)                   0              (529)
     Borrowings                                          (1,535)              (543)                 175            (1,903)
                                                       --------           --------              -------          --------
TOTAL INTEREST EXPENSE                                     (984)            (2,388)                 151            (3,221)

NET CHANGE IN NET INTEREST INCOME                      $    737           $ (1,272)            $    950          $    415
                                                       ========           ========             ========          ========

Interest Income

         Interest income declined from $18.6 million and $55.6 million in the three and nine months ended March 31, 1998 to $17.2 million and $52.8 million in the three and nine months ended March 31, 1999, respectively, as a shift in asset mix toward loans and away from securities was insufficient to offset the impacts of a generally lower interest rate environment, increased premium amortization on assets owned with a basis exceeding par, and smaller average balance sheets. The following table highlights the change in general interest rate environment between the first nine months of fiscal 1998 and fiscal 1999:


Treasury    Bond Equivalent Yield On    Bond Equivalent Yield On    Bond Equivalent Yield On    Bond Equivalent Yield On
            ------------------------    ------------------------    ------------------------    ------------------------
Security        6/30/97      6/30/98        9/30/97      9/30/98        12/31/97    12/31/98         3/31/98     3/31/99
--------        -------      -------        -------      -------        --------    --------         -------     -------
3 month           5.17%        5.09%          5.09%        4.36%           5.34%       4.46%           5.13%       4.47%
6 month           5.25%        5.23%          5.27%        4.47%           5.44%       4.54%           5.25%       4.52%
1 year            5.65%        5.37%          5.44%        4.39%           5.47%       4.52%           5.38%       4.71%
2 year            6.06%        5.48%          5.78%        4.27%           5.64%       4.53%           5.56%       4.98%
5 year            6.37%        5.47%          5.99%        4.22%           5.71%       4.54%           5.61%       5.10%
10 year           6.49%        5.45%          6.11%        4.41%           5.74%       4.65%           5.65%       5.23%
30 year           6.78%        5.63%          6.40%        4.97%           5.92%       5.09%           5.93%       5.62%

In addition, the 11th District Cost Of Funds Index declined from 4.92% for March 1998 to 4.52% for March 1999.

         Interest income on loans rose 5.6% from $11.4 million during the three months ended March 31, 1998 to $12.1 million during the quarter ending March 31, 1999. For the nine months ended March 31, 1999, interest income on loans rose 11.9% versus the same period during the prior fiscal year. These increases were primarily generated by an expansion in the Company's loan portfolio and by a gradual shift in loan mix towards a lower concentration in residential mortgages. At March 31, 1999, 60.8% of the Company's gross loan portfolio was comprised of residential mortgages, down from 74.9% one year earlier. Over the same time period, loans secured by multifamily real estate expanded from 6.2% to 17.3% of gross loans. The rise in interest income on loans would have been greater if not for the year to year decline in the various indices underlying the Company's adjustable rate loans. At March 31, 1999, 48.5% of the Company's gross loans repriced based upon various Treasury indices.

         Interest income on mortgage backed securities declined from $4.7 million and $14.2 million for the three months and nine months, respectively, ended March 31, 1998 to $2.9 million and $10.4 million during the like periods in fiscal 1999. These reductions stemmed from both reduced average volumes and lower average effective rates. The lower average effective rates resulted from declines in indices underlying the Company's adjustable rate mortgage backed securities and by a significant rise in prepayments on adjustable rate mortgage-backed securities owned at a premium to par value. The accelerated payoff of these securities caused a similarly accelerated amortization of the purchase premiums, depressing yield. The Company experienced this constrained yield despite concentrating its adjustable rate mortgage backed securities in seasoned GNMA ARMs, which historically and recently have exhibited relatively less prepayment volatility than conventional adjustable rate mortgage backed securities.

         Interest income on collateralized mortgage obligations ("CMO's") increased from $743 thousand and $1.7 million for the three and nine months, respectively, ended March 31, 1998 to $1.4 million and $4.3 million during the same periods in fiscal 1999. These increases were due to significantly expanded volume. Over the past year, the Company has focused a majority of its security purchases into low duration, fixed rate, AAA rated, private label CMO's due to concerns over total return volatility for adjustable rate securities and because of management's plan to build a stream of cash flows off of the securities portfolio in order to provide liquidity for potential future increases in credit commitments. The relatively short term of the new CMO purchases therefore constrained the yield versus what could have been acquired for longer average lives.

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

Interest Expense

         Interest expense on deposits declined from $10.0 million and $30.8 million during the three and nine months ended March 31, 1998, respectively, to $9.6 million and $30.0 million during the like periods in fiscal 1999. Reductions in average rate were more than sufficient to offset the effect of increases in the average balances of interest bearing deposits. The Company has continued to pursue a series of initiatives to reduce its average cost of funds, including:

o a sales and incentive emphasis upon transaction accounts in general and checking accounts in particular

o the introduction of new transaction products aimed at reducing the funding concentration in certificates of deposit

o the development of new certificate products that default to a roll over into less costly products upon maturity

o the conduct of relationship based pricing, where higher CD rates are coordinated with lower cost transaction accounts

o working to attract deposits with factors other than rate, including ATM access, a transaction capable Internet site, companion loan products for income property and small business customers, and improved facility locations and hours of operation

In addition, deposit rates among the Company's competition were lower in fiscal 1999 versus one year earlier due to the decline in general market interest rates, thereby facilitating the Company's reducing its deposit price points.

         Interest expense on borrowings fell from $1.7 million and $4.8 million during the three and nine months ended March 31, 1998 to $547 thousand and $2.9 million for the same periods in fiscal 1999. These reductions were because of both smaller average volumes and lower average rates. $65.0 million of the Company's FHLB advances at June 30, 1998 matured in November, 1998, providing the Company with the opportunity to reduce its debt level and acquire new FHLB advances at rates below the maturing advances. In addition, during fiscal 1998, the Company utilized short term borrowings to fund short term investments to a much greater extent than occurred in fiscal 1999.

         Net interest expense of hedging transactions declined from $421 thousand and $1.4 million during the three and nine months ended March 31, 1998 to $27 thousand and $841 thousand during the same periods in fiscal 1999. Figures for net hedging expense reflect the Company's adoption of SFAS No. 133 effective July 1, 1998. The reduction in net hedging expense from the fiscal 1998 periods to the fiscal 1999 periods was generated by the maturity of interest rate swap contracts and the conclusion of the amortization periods for deferred losses associated with terminated interest rate swaps. As of January 31, 1999, all of the Company's interest rate swap positions matured.

Provision For Estimated Loan Losses

         Provision for estimated loan losses totaled $400 thousand and $1.6 million in the three and nine months, respectively, ended March 31, 1999. These figures compare to $2.3 million and $2.7 million during the three and nine months, respectively, ended March 31, 1998. The substantial provision for estimated loan losses posted in the third quarter of fiscal 1998 followed an extensive review of the Bank's credit portfolio in conjunction with a periodic examination by the Office Of Thrift Supervision, the Bank's primary federal regulator. This review identified the need to increase provisions for estimated loan losses as a result of the following factors:

o the appropriateness of expanded general reserves in conjunction with a significantly increased loan portfolio and in light of peer financial institution credit experience and reserve levels

o higher charge-off experience in the quarters preceding March 31, 1998, with such charge-offs disproportionately stemming from the portfolio of loans acquired through the Palm Springs Savings Bank purchase

o deterioration in individual credits, primarily secured by income property and land, leading to the need for greater specific reserves

         During fiscal 1999, the Company's need to provide for future potential credit losses has been moderated by the following factors:

o Real estate valuation trends in most of the market areas served by the Company have remained strong, with improvement in collateral values providing reduced risk of loss to the Bank.

o Specific reserves declined from $2.5 million at June 30, 1998 to $1.4 million at March 31, 1999, thereby freeing more of the Company's aggregate allowance for loan losses to address unidentified potential future losses in the loan portfolio.

o Total criticized plus classified assets declined by $9.6 million during the nine months ended March 31, 1999.

o The Company's ratio of total allowances for estimated loan losses to gross loans receivable net of loans in process has expanded from 1.06% at June 30, 1998 to 1.11% at March 31, 1999.

o The Company's net charge-off experience has improved significantly in fiscal 1999. Net charge-offs during the first nine months of fiscal 1999 were $943 thousand, down 36.9% from the same period the prior fiscal year.

o The Company has continued to conduct the enhanced and expanded credit management process implemented in the latter half of fiscal 1998, whereby all non-homogeneous credits are reviewed at least annually and which includes an increased credit monitoring and reporting operation, augmented by third party review.

Other Income & Expense

         Other income & expense for the three months ended March 31, 1999 was $547 thousand in income, up significantly from $123 thousand in income during the same period the prior fiscal year. For the nine months ended March 31, 1999, other income & expense totaled $2.1 million in income, comparing favorably to $204 thousand in expense during the same period in fiscal 1998. Key factors supporting these improved financial results included:

o Branch & deposit related fee income for the quarter ended March 31, 1999 was $571 thousand, down $69 thousand from the $640 thousand generated for the like period during the prior fiscal year. This reduction was caused by $140 thousand in less merchant bankcard gross income in the most recent quarter following the sale of that portfolio in March, 1998. Excluding this effect, branch & deposit related fees in the three months ending March 31, 1999 improved 14.2% versus the similar quarter during the prior fiscal year. For the nine months ended March 31, 1999, branch & deposit related fee income totaled $1.8 million, up 6.5% from $1.7 million during the same period the prior fiscal year despite the sale of the merchant bankcard portfolio. This rise resulted from an expanded roster of fee based services, the imposition of new fees, the continued expansion in the number of transaction accounts, enhanced control over fee waivers, and the implementation of revised fee and service charge schedules. In addition, during the quarter ended December 31, 1998, the Company introduced debit card services to its customers, which constitute a new source of non interest income to the Bank while providing convenience for customers making purchases at a wide array of retailers. Moreover, two branch sites received their first ATM's during fiscal 1999, thereby creating an additional source of fee income from "foreign" (non-customer) transactions while also enhancing convenience for the Bank's customers.

o Results from real estate operations improved from losses of $312 thousand and $953 thousand for the three and nine months ended March 31, 1998 to income of $19 thousand and $217 thousand during the like periods in fiscal 1999. During fiscal 1999, the Company carried a comparatively small inventory of foreclosed properties, thereby moderating operating costs. In addition, due to the continuing price appreciation in many of the real estate markets in which the Company operates, a pre-tax gain of $243 thousand on the sale of foreclosed real estate was recorded during the first nine months of fiscal 1999.

o Net gains on loans held for sale rose to $134 thousand and $385 thousand for the three and nine months ended March 31, 1999 from $56 thousand and $127 thousand for the same periods during the prior fiscal year, as the Company has continued expanding its mortgage banking program and has benefitted from the strength of the mortgage loan refinance market in fiscal 1999, fueled by the continued availability of residential loans with fixed rates below 7.00%.

o Other income expanded significantly from $54 thousand and $144 thousand during the three and nine months ended March 31, 1998 to $289 thousand and $956 thousand during the like periods in fiscal 1999 due to improved results from the Company's new alternative investment (non-FDIC insured) sales program, the operation of that program on a gross (versus net) basis in the current fiscal year, and because of $145 thousand in aggregate gains on the sale of two former branch sites. During the first nine months of fiscal 1999, the Company recorded revenue of $801 thousand from sales of alternative investment products, up from $111 thousand during the like period the prior fiscal year.

o Net gains on available-for-sale securities increased from $62 thousand for the nine months ended March 31, 1998 to $159 thousand during fiscal 1999. During the second quarter of fiscal 1999, $27.9 million in long term, fixed rate Agency mortgage backed securities were sold in support of the Company's interest rate risk management program. This sale also better diversified the Company's investment portfolio, as the Bank had previously maintained a concentration in 6.50% coupon, traditional pass-through, mortgage backed securities.

General & Administrative Expenses

         General & administrative expense rose 12.4% from $5.11 million during the three months ended March 31, 1998 to $5.75 million during the most recent quarter. For the first nine months of fiscal 1999, general & administrative expenses totaled $17.72 million, up $3.22 million (22.2%) from the same period the prior fiscal year. Factors contributing to the rise in operating costs included:

o The first nine months of fiscal 1998 included a $533 thousand non-recurring reduction in salaries & employee benefits expense associated with a restructuring of the Company's loan to the employee stock ownership plan ("ESOP").

o $505 thousand in expenses (primarily personnel related) were realized in fiscal 1999 for the establishment of a commercial lending unit and a stand alone loan production office in Orange County.

o $328 thousand in acquisition related costs were incurred during fiscal 1999 ($103 thousand in the most recent quarter).

o The conversion of the Company's alternative investment (non-FDIC insured) product sales program to a gross (versus net) basis as part of that program's redesign lead to the recognition of $312 thousand in employee sales commission (compensation) expense during fiscal 1999.

o Training costs were $127 thousand higher in the nine months ended March 31, 1999 versus the same period the prior fiscal year, as the Company conducted increased training in support of sales effectiveness, customer service, and the multiple new technologies introduced throughout the Company in conjunction with its strategic plan.

o        The Company introduced a 401(k) benefits plan during fiscal 1999.
         Administrative and benefits expenses associated with this plan totaled $87 thousand during the nine months ended March 31, 1999.

o $91 thousand in employment related litigation settlement costs were incurred during the nine months ended March 31, 1999, including $41 thousand during the most recent quarter. There were no comparable expenses during the respective prior year periods.

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

o Various expenses associated with the implementation of the Company's strategic plan of converting to a community based financial services firm were realized during fiscal 1999, including costs for a planned new loan origination system, opening four new sites for relocated branches, multiple technology and telecommunications initiatives, the introduction of debit cards, and the rollout of Internet banking.

         During fiscal 1999, the Company implemented a frame relay WAN connecting all of the Company's sites, a new teller system, and a new branch platform (new accounts) system. Over 10,000 debit cards were issued to current customers at a cost of $35 thousand. In addition, the Bank switched to a new transaction capable Internet site operating under 128 bit SSL security technology. This significant technology program was designed to provide a foundation for future gains in operating efficiency, improvements in customer service, and the delivery of a broader range of financial products and services. This program also furnished the Company with a broad base of technology certified as Year 2000 compliant by its manufacturer and / or independent third parties.

         As a result of the above increases in general & administrative expenses, the ratio of general & administrative expenses to average assets increased from 1.82% during the nine months March 31, 1998 to 2.24% during the most recent nine months. Due to the increased revenue streams from a number of the aforementioned initiatives, however, the Company's efficiency ratio rose less dramatically, increasing from 81.12% for the first nine months of fiscal 1998 to 84.51% during the nine months ended March 31, 1999. For the three months ended March 31, 1999, the Company's efficiency ratio was 77.09%, comparing favorably to 79.94% for the same period the prior fiscal year due to increases in various sources of revenue and improved performance from real estate operations.

         The Company's operating costs during the remaining period before its proposed acquisition by Temple-Inland, Inc. will most likely be inflated by significant merger related expenses, including additional fees for investment banker, attorney, and independent accountant services. At the same time, revenues may be impaired due to customer and counterparty uncertainty regarding the potential impacts of the acquisition, likely leading to continued efficiency ratios above those of peer institutions. Management intends to communicate the benefits arising from the acquisition. However, no assurance can be provided concerning the nature and efficacy of such efforts.

Income Taxes

         The Company recorded income tax expense of $507 thousand for the three months ending March 31, 1999, versus an income tax benefit of $327 thousand for the quarter ended March 31, 1998, as the Company recorded pre-tax income during the most recent quarter as compared to a pre-tax loss for the same period one year earlier. Income tax expense increased from $544 thousand during the nine months ended March 31, 1998 to $661 thousand for fiscal 1999, as the impact of greater nominal pre-tax income more than offset the effect of a reduction in the Company's effective book tax rate. The reduction in the effective book tax rate stems from the fiscal 1999 recapture of valuation allowances established in prior years for deferred tax assets associated with California State franchise taxes.


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

         None.

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

                  (27) Financial Data Schedule

         B.  Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES



                           Pursuant to the requirements of The Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        HF BANCORP INC.
                                                         (Registrant)



Date:  May 14, 1999                       By:      /s/ Richard S. Cupp
                                                   --------------------------
                                                   Richard S. Cupp
                                                   President
                                                   Chief Executive Officer




Date:  May 14, 1999                       By:      /s/ Mark R. Andino
                                                   --------------------------
                                                   Mark R. Andino
                                                   Senior Vice President
                                                   Chief Financial Officer